Form 10-Q
period 1995-03-31
EPITOPE INC/OR/
filed 1995-05-15
CIK 801555

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                               ______________

                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE SECOND QUARTER ENDED MARCH 31, 1995

                       Commission File Number 1-10492


                               EPITOPE, INC.


              INCORPORATED IN                        IRS EMPLOYER
            THE STATE OF OREGON              IDENTIFICATION NO. 93-0779127


                          8505 S.W. Creekside Place
                         Beaverton, Oregon 97008-7108

                                (503) 641-6115


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes X    No
                                                   ---     ---

   Number of shares of Common Stock, no par value, outstanding as of March 31, 1995: 12,083,706

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                     PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE NO.
                                                                      --------

Condensed Consolidated Balance Sheets at March 31, 1995 and
   September 30, 1994. . . . . . . . . . . . . . . . . . . . . . . .         3

Condensed Consolidated Statements of Operations for the three months
   and six months ended March 31, 1995 and 1994 . . . . . . . . . . .        4

Condensed Consolidated Statement of Changes in Shareholders' Equity for
   the six months ended March 31, 1995 . . . . . . . . . . . . . . . .       5

Condensed Consolidated Statements of Cash Flows for the six months ended
   March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .       6

Notes to Condensed Consolidated Financial Statements . . . . . . . . .       7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . .       9


                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders . . . . .      11

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .      11

EPITOPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 3/31/95         9/30/94
                                                               (Unaudited)
- - ------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . .     $13,345,962     $11,024,997
Marketable securities (Note 2). . . . . . . . . . . . . . .      9,063,322       5,603,414
Accounts receivable, net of allowance for doubtful
   accounts of $45,114 and $51,696, respectively . . . . . .       469,527         348,312
Other receivables. . . . . . . . . . . . . . . . . . . . . .       302,286         373,668
Inventories (Note 2) . . . . . . . . . . . . . . . . . . . .     2,357,704       1,668,772
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .       426,656         141,855
                                                              ------------    ------------
Total current assets . . . . . . . . . . . . . . . . . . . .    25,965,457      19,161,018

Property and equipment, net. . . . . . . . . . . . . . . . .     4,700,251       4,430,695
Patents and proprietary technology, net . . . . . . . . . .        480,727         411,238
Other assets and deposits (Note 3) . . . . . . . . . . . . .       502,017         552,302
                                                              ------------    ------------
                                                               $31,648,452     $24,555,253

LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities:
Current portion of installment notes payable . . . . . . . .   $    17,758     $    17,758
Accounts payable . . . . . . . . . . . . . . . . . . . . . .       595,753         522,085
Salaries, benefits and other accrued liabilities . . . . . .     1,418,517       1,437,142
                                                              ------------    ------------
Total current liabilities . . . . . . . . . . . . . . . . .      2,032,028       1,976,985
Long-term portion of installment notes payable . . . . . . .        28,989          37,886

Convertible notes, due 1997 (Note 3) . . . . . . . . . . . .     3,620,003       4,070,000

Commitments and contingencies. . . . . . . . . . . . . . . .            --              --

Shareholders  equity (Notes 3 and 4):
Preferred stock, no par value - 1,000,000 shares authorized;
   no shares issued or outstanding. . . . . . . . . . . . .             --              --
Common stock, no par value - 30,000,000 shares
   authorized; 12,083,706 and 10,926,551 shares issued and
   outstanding, respectively. . . . . . . . . . . . . . . .     88,191,642      71,559,900
Accumulated deficit. . . . . . . . . . . . . . . . . . . .     (62,224,210)    (53,089,518)
                                                              ------------    ------------
                                                                25,967,432      18,470,382
                                                              ------------    ------------
                                                               $31,648,452     $24,555,253

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                      Three months ended         Six months ended
                                                                     3/31/95      3/31/94       3/31/95       3/31/94
- - ----------------------------------------------------------------------------------------------------------------------


REVENUES
Product sales . . . . . . . . . . . . . . . . . . . . .            $ 1,672,837   $ 1,985,005   $ 2,787,950   $ 2,847,868
Grants and contracts. . . . . . . . . . . . . . . . . .                  1,806         1,562        21,465        11,047
                                                                   -----------   -----------   -----------   -----------
                                                                     1,674,643     1,986,567     2,809,415     2,858,915
COSTS AND EXPENSES
Product costs . . . . . . . . . . . . . . . . . . . . .              2,202,088     2,835,325     3,975,638     3,513,312
Research and development costs. . . . . . . . . . . . .              1,692,517     1,415,371     3,237,228     2,810,669
Selling, general, and administrative expenses . . . . .              2,826,569     2,093,157     5,079,109     3,846,109
                                                                   -----------   -----------   -----------   -----------
                                                                     6,721,174     6,343,853    12,291,975    10,170,090

Loss from operations . . . . . . . . . . . . . . . . . .            (5,046,531)   (4,357,286)   (9,482,560)   (7,311,175)

Other income (expense), net. . . . . . . . . . . . . . .               214,051        (9,650)      347,868        (3,475)
                                                                   -----------   -----------   -----------   -----------
Net loss . . . . . . . . . . . . . . . . . . . . . . . .           $(4,832,480)  $(4,366,936)  $(9,134,692   $(7,314,650)

Net loss per share . . . . . . . . . . . . . . . . . . .           $      (.41)  $      (.46)  $      (.80)  $      (.78)

Weighted average number of shares outstanding. . . . . .            11,710,176     9,489,851    11,372,657     9,360,867


EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)



                                                              Common Stock         Accumulated
                                                          Shares       Dollars       deficit          Total
- - ----------------------------------------------------------------------------------------------------------------
Balances at September 30, 1994 . . . . . . . . . . . . .  10,926,551   $71,559,900  $(53,089,518)    $18,470,382
Common stock issued upon exercise of options . . . . . .      84,723     1,416,716                     1,416,716
Common stock issued as compensation  . . . . . . . . . .      10,891       167,190                       167,190
Compensation expense on stock option grants. . . . . . .                   659,002                       659,002
Common stock issued upon exercise of warrants. . . . . .   1,038,500    14,467,438                    14,467,438
Common stock issued upon exchange of convertible notes .      23,041       449,991                       449,991
Equity issuance costs  . . . . . . . . . . . . . . . . .                  (528,595)                     (528,595)
Net loss for the period  . . . . . . . . . . . . . . . .                              (9,134,692)     (9,134,692)
                                                          ----------    -----------   -----------    -----------
Balances at March 31, 1995 . . . . . . . . . . . . . . .  12,083,706    $88,191,642 $(62,224,210)    $25,967,432


EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



Six months ended March 31                                   1995            1994
- - ---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss  . . . . . . . . . . . . . . . . . . . . . . .  $(9,134,692)      $(7,314,650)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization . . . . . . . . . . . . .      772,720           520,734
(Gain) loss on disposition of property  . . . . . . . .          (24)            1,541
Increase in accounts receivable and other
 receivables. . . . . . . . . . . . . . . . . . . . . .      (49,833)         (799,184)
Increase in inventories . . . . . . . . . . . . . . . .     (688,932)         (486,491)
Increase in prepaid expenses  . . . . . . . . . . . . .     (284,801)         (323,660)
(Increase) decrease in other assets and deposits  . . .       (2,360)           17,265
Increase in accounts payable and accrued liabilities. .      143,101           273,608
Common stock issued as compensation for services. . . .      193,487           275,244
Compensation expense on stock option grants and
 deferred salary increases. . . . . . . . . . . . . . .      570,944           601,224
                                                         ------------      -----------
Net cash used in operating activities . . . . . . . . .   (8,480,390)       (7,234,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities . . . . . . . . . .   (6,401,070)               --
Proceeds from sale of marketable securities . . . . . .    2,941,162                --
Additions to property and equipment . . . . . . . . . .     (927,355)       (1,938,340)
Proceeds from sale of property  . . . . . . . . . . . .       10,080             1,000
Expenditures for patents and proprietary technology . .     (144,055)          (88,713)
Expenditures for investments. . . . . . . . . . . . . .      (20,260)          (15,449)
                                                         ------------      -----------
Net cash used in investing activities . . . . . . . . .   (4,541,498)       (2,041,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under installment purchase
 obligations  . . . . . . . . . . . . . . . . . . . . .       (8,897)           (9,152)
Proceeds from issuance of common stock. . . . . . . . .   15,880,345        11,767,693
Cost of equity issuance . . . . . . . . . . . . . . . .     (528,595)       (1,236,320)
                                                         ------------      -----------
Net cash provided by financing activities . . . . . . .   15,342,853        10,522,221
Net increase in cash and cash equivalents . . . . . . .    2,320,965         1,246,350

Cash and cash equivalents at beginning of period  . . .   11,024,997         8,556,676
                                                         ------------      -----------
Cash and cash equivalents at end of period  . . . . . . $ 13,345,962       $ 9,803,026


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY

Epitope, Inc. (the Company or Epitope) is an Oregon corporation utilizing biotechnology to develop and market medical diagnostic products and, through its agricultural units, new plants and related products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The interim condensed consolidated financial statements include the accounts of Epitope and its wholly owned subsidiaries.

The interim condensed consolidated financial statements included herein are unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

Results of operations for the period ended March 31, 1995 are not necessarily indicative of the results of operations for the full fiscal year.

MARKETABLE SECURITIES

At March 31, 1995, marketable securities consisted of commercial paper and U.S. Treasury securities with an original maturity period greater than three months, but not greater than 12 months. The Company's policy is to invest its excess cash in securities that maximize (a) safety of principal, (b) liquidity for operating needs, and (c) after-tax yields.

Effective October 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115 (SFAS 115), Accounting for Certain Investments in
Debt and Equity Securities. Pursuant to SFAS No. 115, the Company has categorized all of its investments as available-for-sale securities. This adoption did not have a material impact on the Company's financial statements.

INVENTORIES

                                    March 31, 1995         September 30, 1994
- - -----------------------------------------------------------------------------
Raw materials. . . . . . . . .          $1,077,018                 $  721,199
Work-in-process. . . . . . . .             877,523                    595,597
Finished goods . . . . . . . .             301,487                    293,674
Supplies . . . . . . . . . . .             101,676                     58,302
                                   ---------------         ------------------
                                        $2,357,704                 $1,668,772


INCOME TAXES

The Company accounts for certain revenue and expense items differently for income tax purposes than for financial reporting purposes. These differences arise principally from methods used in accounting for stock options, depreciation rates, clinical trials, and amortization associated with acquired technologies.

Taxable income for the fiscal year is not expected to exceed the net operating loss carryforward. Therefore, there is no current provision for income tax expense.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and warrants are excluded from such computations because their effect on net loss per share would be antidilutive.

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash financing activities not included in the Consolidated Statements of Cash Flows for the six months ended March 31, 1995 and 1994 are as follows:


                                                  1995       1994
- - ---------------------------------------------------------------------
Conversion of notes to equity (Note 3) . . . . . $427,496  $  341,357
Discount on private placement of common stock. .       --   1,027,013

NOTE 3 - LONG-TERM DEBT

On June 30, 1992, a wholly owned subsidiary of the Company, Agritope, Inc. (Agritope), completed a private placement with several European institutional investors pursuant to which $5,495,000 of convertible notes were issued. The notes are unsecured, mature on June 30, 1997 and bear interest at the rate of 4% per annum which is payable on each June 30 and December 31 until all outstanding principal and interest on the notes have been paid in full. In the event of an initial public offering of Agritope common stock, the notes would be automatically converted to shares of Agritope common stock at 90% of the public offering price. Costs incurred in connection with the debt issuance are included in other assets and are being amortized over the five-year life of the notes. Amortization expense of debt issuance costs for the six months ended March 31, 1995 amounted to $50,411, leaving an unamortized balance of $242,803.

During the six months ended March 31, 1995 and 1994, investors exchanged $449,991 and $369,976, respectively, principal amount of convertible notes for Epitope common stock at a conversion price of $19.53 per share. In conjunction with the exchanges, unamortized debt issuance costs of $22,495 and $28,619 respectively, related to such notes were recognized as equity issuance costs.

NOTE 4 - SHAREHOLDERS' EQUITY

On March 29, 1995 the Company announced that it would extend the expiration date and modify certain terms for several series of warrants that were originally scheduled to expire on April 22, 1995.

The action involved warrants issued in private placements, to purchase 1.3 million shares of Epitope common stock at a price of $14-7/8 per share, 478,100 shares at a price of $17-7/8 per share and 375,000 shares at a price of $20 per share. Warrantholders may exercise the warrants at current exercise prices through April 22, 1995. Thereafter, through December 31, 1995, holders of warrants currently exercisable at $14-7/8 will be permitted to exercise at a price of $16 per share. On January 1, 1996, through September 30, 1996, the exercise price for such warrants will be increased to $18-1/2 per share. For holders of the warrants currently exercisable at $17-7/8 per share, the exercise price will increase to $18-1/2 per share from April 23, 1995, through a new expiration date of March 31, 1997. The $20 per share warrants may be exercised at that price until March 31, 1997. After April 22, 1995, holders exercising any of the extended warrants may not sell the newly acquired shares for a period of sixty days following date of purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company recorded revenues of $1,675,000 and $2,809,000, respectively, for the quarter and six-month period ended March 31, 1995, which were 16% and 2% lower than revenues for the respective periods of fiscal 1994.

Sales of the Company's Western Blot Kit HIV confirmatory test, EPIblot-Registered Trademark-, for the current quarter totaled $508,000, 14% above the revenues for the second quarter of 1994. For the six-months ended March 31, 1995, EPIblot sales of $1,088,000 were 12% over sales for the comparable period of the prior year. The Company's marketing partner for EPIblot continues to achieve greater market share for this product. As of March 31, 1995, firm orders for EPIblot amounting to $416,000 were scheduled for shipment during the upcoming quarter.

The Company's OraSure-Registered Trademark- oral specimen collection device (OraSure) produced revenues of $212,000 for the current quarter as compared to $199,000 for the second quarter of fiscal 1994. Sales of OraSure for the six-month period ended March 31, 1995 were $329,000, a decrease of 16% as compared to the first six months of fiscal 1994. Late in the current quarter, the Company commenced shipments of OraSure for use in the detection of antibodies to the HIV virus, following approval by the U. S. Food and Drug Administration (FDA) in December 1994. Prior to receiving FDA approval, sales of the product were limited to use for testing for cotinine, a nicotine derivative, in the U.S. and for HIV screening in foreign countries approved for export by the FDA. As of March 31, 1995, the Company had firm orders for OraSure totaling $2,637,000, including $304,000 for shipment before June 30, 1995.

The Company's wholly owned subsidiary, Agrimax Floral Products, Inc. (Agrimax), generated revenues from sales of Fresche Blossoms-Registered Trademark- fresh-cut flowers totaling $936,000 for the current quarter, a decrease of 30% from the second quarter of fiscal 1994. For the six-months ended March 31, 1995, revenues were down 10% to $1,329,000 as compared to the first six-months of fiscal 1994. The decrease in fresh flower sales was due to timing of Easter holiday shipments. In 1995, Easter shipments were higher than 1994 levels, but they were made in early April instead of late March and will be reported in third quarter results.

Gross margin on product sales were negative for both the current quarter and for the first six-months of fiscal 1995. EPIblot margins for the current periods, while still favorable, were lower than margins for the comparable quarter and six-months of fiscal 1994 due to lower production yields.
OraSure margins were negative due to increased levels of overhead expense incurred in preparation for product launch. Fresche Blossoms gross margins continue to be negative as the present sales volume is below levels necessary to achieve profitable operations. The Company is currently seeking a strategic alliance with a partner with sales volumes that, when combined with those of Agrimax, would reach the volumes necessary to achieve positive margins.

Research and development expenses for Epitope Medical Products of $1,047,000 and $2,010,000 for the three-month and six-month periods ended March 31, 1995 increased 11.6% and 11.2% as compared to the same periods of fiscal 1994. In the months following the December 1994 FDA approval to sell OraSure in the U.S. for HIV screening, the medical products division increased clinical trials and product development activities to develop new applications of the OraSure technology and to complete an application to the FDA for use of EPIblot to confirm OraSure results. Agricultural research expenses totaled $645,000 for the current quarter and $1,227,000 for the six-months ended March 31, 1995, representing increases of 35% and 22%, respectively, over the comparable prior year periods. The increase is attributable to accelerating the product development of Agritope's genetically engineered, extended shelf-life tomato.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

The Company incurred selling, general and administrative expense of $2,827,000 and $5,079,000 for the current quarter and six-month year-to-date period of fiscal 1995, respectively, representing an increase of 35% and 32% as compared to the same periods of fiscal 1994. During 1995, the Company increased marketing and support staff and incurred additional expenses in preparation for the launch of OraSure. These increases were partially offset by reductions in overhead costs at Agrimax.

Other income (expense), net, for the six-months ended March 31, 1995 and 1994 consisted of interest income on the Company's investment of excess funds, less interest expense on the Agritope convertible notes (see Note 3 to the Condensed Consolidated Financial Statements). Interest income increased in 1995 due to higher levels of funds available for investment and increased interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities as of March 31, 1995 amounted to $22,409,000 as compared to $16,628,000 at September 30, 1994. At March 31, 1995, the Company had working capital of $23,933,000, which compares to $17,184,000 at September 30, 1994. The increases are primarily a result of receipt of proceeds from exercises of warrants and employee stock options.

Proceeds from the issuance of equity securities represent the primary source of funds for meeting the Company's requirements for operations, working capital, and business expansion. During the six-months ended March 31, 1995, the Company received $15,352,000 in net proceeds from the exercise of warrants and options to purchase common stock.

Inventories increased $689,000 from September 30, 1994, as the Company purchased OraSure components in anticipation of product launch and flower packaging supplies for holiday sales in the Spring. Prepaid expenses increased $285,000 due to renewal of the Company's insurance coverage in February.

Capital expenditures of $927,000 in 1995 include cash outlays for furniture and equipment for newly leased office space and for additional OraSure manufacturing equipment.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The 1995 annual meeting to shareholders (the Annual Meeting) of the Company was held on February 21, 1995.

      (b) At the Annual Meeting, the following individuals were elected by the votes indicated as Class III directors of the Company for terms expiring in 1998:

                              SHARES VOTED AT ANNUAL MEETING

           Nominee                For          Withheld
           ------------------     ---------    --------
           Richard K. Donahue     8,341,471    257,901
           Margaret H. Jordan     8,334,739    264,633
           Michael J. Paxton      8,343,396    255,976

           The other directors whose terms of office continued after the Annual Meeting are: W. Charles Armstrong; Adolph J. Ferro, Ph.D.; Andrew S. Goldstein; R. Douglas Norby; Roger L. Pringle; G. Patrick Sheaffer.

      (c) The following other matter was approved by the shareholders at the Annual Meeting by the vote indicated:

                                 SHARES VOTED AT ANNUAL MEETING

           Matter                             For      Against  Abstentions and
           ------                             ---      -------  Broker Non-Votes
                                                                ----------------
           Approval of amendment to 1991
           Stock Award Plan providing for
           (i) an additional 550,000
           shares of common stock available
           for grant and (ii) certain
           changes to Article 14.          7,542,608   902,116      154,648

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS


           EXHIBIT NO.   EXHIBIT
           -----------   -------
               10.1      Development, License and Supply Agreement between
                         Epitope, Inc. and SmithKline Beecham plc dated
                         February 24, 1995, as amended. Portions of this agreement are subject to a request for confidential treatment.

               27        Financial Data Schedule

      (b)  REPORTS ON FORM 8-K

           The Company filed a current report on Form 8-K dated March 29, 1995, reporting under item 5 the modification of certain terms of its series of warrants scheduled to expire on April 22, 1995.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             EPITOPE, INC., an Oregon corporation


May 15, 1995                 ADOLPH J. FERRO, PH.D.
- - ------------------------     -------------------------------------------------
Date                         Adolph J. Ferro, Ph.D.
                             President, Chief Executive Officer and Director
                             (PRINCIPAL EXECUTIVE OFFICER)


May 15, 1995                 GILBERT N. MILLER
- - ------------------------     -------------------------------------------------
Date                         Gilbert N. Miller
                             Executive Vice President, Chief Financial Officer
                             (PRINCIPAL FINANCIAL OFFICER)


May 15, 1995                 TERRY J. PAULSEN
- - ------------------------     -------------------------------------------------
Date                         Terry J. Paulsen
                             Accounting Manager
                             (PRINCIPAL ACCOUNTING OFFICER)

                                   EXHIBIT INDEX


Exhibit     Description
- - -------     -----------

10.1        Development, License and Supply Agreement between Epitope, Inc.
            and SmithKline Beecham plc dated February 24, 1995, as amended. Portions of this agreement are subject to a request for confidential treatment.