Form 10-Q/A
period 1995-03-31
EPITOPE INC/OR/
filed 1995-05-19
CIK 801555

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                               ______________

                                 FORM 10-Q/A
                               AMENDMENT NO. 1


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

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                             EPITOPE, INC., an Oregon corporation


May 19, 1995                 ADOLPH J. FERRO, PH.D.
- ------------------------     -------------------------------------------------
Date                         Adolph J. Ferro, Ph.D.
                             President, Chief Executive Officer and Director
                             (PRINCIPAL EXECUTIVE OFFICER)


May 19, 1995                 GILBERT N. MILLER
- ------------------------     -------------------------------------------------
Date                         Gilbert N. Miller
                             Executive Vice President, Chief Financial Officer
                             (PRINCIPAL FINANCIAL OFFICER)


May 19, 1995                 TERRY J. PAULSEN
- ------------------------     -------------------------------------------------
Date                         Terry J. Paulsen
                             Accounting Manager
                             (PRINCIPAL ACCOUNTING OFFICER)

                                   EXHIBIT INDEX


Exhibit     Description
- -------     -----------

10.1        Development, License and Supply Agreement between Epitope, Inc.
            and SmithKline Beecham plc dated February 24, 1995, as amended. Portions of this agreement are subject to a request for confidential treatment.

27          Financial Data Schedule