Form 10-Q/A
period 1995-03-31
EPITOPE INC/OR/
filed 1995-08-08
CIK 801555

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q/A
                                Amendment No. 2
                                      to
                   Quarterly Report Pursuant to Section 13
                or 15(d) of the Securities Exchnage Act of 1934


                  For the second quarter ended March 31, 1995
                        Commission File Number 1-10492


                                 EPITOPE, INC.

    Incorporated in the                        IRS Employer Identification No.
    State of Oregon                                      93-0779127


                           8505 S.W. Creekside Place
                         Beaverton, Oregon  97008-7108
                                (503) 641-6115

          The undersigned registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the second quarter ended March 31, 1995, as follows:

Item 6.  Exhibits and Reports on Form 8-K.

          (a)   Exhibits

                The exhibits herewith are listed on the accompanying exhibit index.

          (b)   Reports on Form 8-K

                The registrant filed a current report on Form 8-K dated March 29, 1995, reporting under Item 5 the modification of certain terms of its series of warrants scheduled to expire on April 22, 1995.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EPITOPE, INC.
                                        (Registrant)


Dated:  August 8, 1995                  By:  /s/ Gilbert N. Miller

                                              Gilbert N. Miller
                                              Executive Vice President, Chief
                                              Financial Officer

                                 Exhibit Index


Exhibit         Description

10.1 Development, License and Supply Agreement between Epitope, Inc., and SmithKline Beecham plc dated February 24, 1995, as amended. Portions of this agreement have been granted confidential treatment.

27              Financial Data Schedule (previously filed).