Form 10-Q
period 1995-06-30
EPITOPE INC/OR/
filed 1995-08-14
CIK 801555

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                ______________

                                  FORM 10-Q





               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE THIRD QUARTER ENDED JUNE 30, 1995



                        Commission File Number 1-10492


                                 EPITOPE, INC.


                  Incorporated in                    IRS Employer
               the State of Oregon          Identification No. 93-0779127


                           8505 S.W. Creekside Place
                         Beaverton, Oregon 97008-7108

                                (503) 641-6115






   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No____

   Number of shares of Common Stock, no par value, outstanding as of June 30, 1995: 12,436,479

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                                                      Page No.

Condensed Consolidated Balance Sheets at June 30, 1995 and
   September 30, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . 4

Condensed Consolidated Statement of Changes in Shareholders' Equity for
   the nine months ended June 30, 1995 . . . . . . . . . . . . . . . . . . . 5

Condensed Consolidated Statements of Cash Flows for the nine months ended
   June 30, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . 6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . 7


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . . . . . .10

PART II.  OTHER INFORMATION


Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . .12

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .12

      EPITOPE, INC.
      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            6/30/95      9/30/94
                                                           (Unaudited)
      Assets
            Current assets
            Cash and cash equivalents . . . . . . . . . .   $13,623,216  $11,024,997
            Marketable securities . . . . . . . . . . . .     9,939,689    5,603,414
            Accounts receivable, net of allowance for
              doubtful accounts
              of $72,044 and $51,696, respectively  . . .       800,187      348,312
            Other receivables . . . . . . . . . . . . . .       749,641      373,668
            Inventories (Note 2)  . . . . . . . . . . . .     1,630,057    1,668,772
            Prepaid expenses  . . . . . . . . . . . . . .       377,189      141,855
                                                             __________   __________

            Total current assets  . . . . . . . . . . . .    27,119,979   19,161,018

            Property and equipment, net . . . . . . . . .     2,683,391    4,430,695
            Patents and proprietary technology  . . . . .       503,649      411,238
            Investment in unconsolidated subsidiary
              (Note 5)  . . . . . . . . . . . . . . . . .     2,584,979            -


            Other assets and deposits (Notes 2 and 3) . .       426,264      552,302
                                                             __________   __________
                                                             33,318,262   24,555,253
       Liabilities and Shareholders' Equity
            Current liabilities
            Current portion of installment notes payable         17,758       17,758
            Accounts payable  . . . . . . . . . . . . .         569,206      522,085
            Salaries, benefits and other accrued
            liabilities . . . . . . . . . . . . . . . . .     2,315,593    1,437,142
                                                              _________    _________

            Total current liabilities . . . . . . . . . .     2,902,557    1,976,985

            Long-term portion of installment notes payable       25,188       37,886

            Convertible notes, due 1997 (Note 3)  . . . .     3,620,003    4,070,000

            Shareholders' equity (Notes 3 and 4):


            Preferred stock, no par value - 1,000,000
              shares authorized;
              no shares issued or outstanding . . . . . .              -            -
            Common stock, no par value - 30,000,000 shares
              authorized; 12,436,479 and 10,926,551 shares
              issued and outstanding, respectively  . . .    93,142,985   71,559,900
            Accumulated deficit . . . . . . . . . . . . .   (66,372,471) (53,089,518)
                                                             __________   __________

                                                             26,770,514   18,470,382
                                                             __________   __________

                                                            $33,318,262  $24,555,253

      EPITOPE, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

__________________________________________________________________________________________

                                          Three months ended            Nine months ended
                                           6/30/95      6/30/94        6/30/95      6/30/94
           Revenues
            Product sales . . . . . .    $ 1,527,004 $ 1,347,846   $ 4,314,954  $ 4,195,714
            Grants and contracts  . .         41,518      11,317        62,983       22,364
                                           _________   _________     _________    _________

                                           1,568,522   1,359,163     4,377,937    4,218,078
            Costs and expenses
            Product costs . . . . . .      1,651,710   1,780,927     5,627,348    5,294,239
            Research and development
              costs . . . . . . . . . .    1,779,307   1,565,218     5,016,535    4,375,887
            Selling, general and
              administrative
              expenses  . . . . . . .      2,593,588   1,899,679     7,672,697    5,745,788
                                           _________   _________     _________    _________

                                           6,024,605   5,245,824    18,316,580   15,415,914

            Loss from operations  . .     (4,456,083) (3,886,661)  (13,938,643) (11,197,836)

            Other income, net  . . . .       307,822      86,155       655,690       82,680
                                           _________    _________     ________     ________

            Net loss  . . . . . . . .    $(4,148,261)$(3,800,506) $(13,282,953)$(11,115,156)

            Net loss per share  . . .      $    (.34)$      (.36) $      (1.14)$      (1.14)

            Weighted average number of
            shares outstanding . . . .    12,339,314   10,645,117   11,697,000    9,783,181

      EPITOPE, INC.

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                         Common Stock         Accumulated
                                      Shares      Dollars       deficit       Total
----------------------------------------------------------------------------------------------
Balances at September 30, 1994    10,926,551   $71,559,900 $(53,089,518)  $18,470,382
Common stock issued upon
  exercise of options . .            137,173     1,735,991             -    1,735,991
Common stock issued as
  compensation  . . . . .             13,714       235,660             -      235,660
Compensation expense on
  stock option grants . .                  -     1,015,370             -    1,015,370
Common stock issued upon
  exercise of warrants  .          1,336,000    18,892,750             -   18,892,750
Common stock issued upon
  exchange of convertible             23,041       449,991             -      449,991
   notes. . . . . . . . .
Equity issuance costs . .                  -      (746,677)            -     (746,677)
Net loss for the period .                  -           -    (13,282,953)  (13,282,953)

Balances at June 30, 1995         12,436,479   $93,142,984 $(66,372,471)  $26,770,514

       EPITOPE, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

     Nine months ended June 30                               1995          1994
            Cash flows from operating activities
            Net loss  . . . . . . . . . . . . . . . . . . $(13,282,953)  $(11,115,156)
            Adjustments to reconcile net loss to net cash
              used in operating activities
            Depreciation and amortization   . . . . . . .    1,157,180        805,557
            Gain (loss) on disposition of property  . . .          (24)         1,541
            Increase in accounts receivable and other
              receivables . . . . . . . . . . . . . . . .     (827,848)      (475,075)
            Increase in inventories . . . . . . . . . . .      483,214       (719,664)
            Increase in prepaid expenses  . . . . . . . .     (235,334)      (155,285)
            (Increase) decrease in other assets and            (12,781)         9,198
            deposits  . . . . . . . . . . . . . . . . . .
            Increase (decrease) in accounts payable and      1,026,122       (169,130)
            accrued liabilities . . . . . . . . . . . . .
            Common stock issued as compensation . . . . .      235,660        315,517
            Compensation expense on stock option grants and
              salary deferral program . . . . . . . . . .      914,820        986,418
                                                             _________      _________

            Net cash used in operating activities . . . .  (11,508,372)   (10,516,079)

            Cash flows from investing activities
            Investment in marketable securities . . . . .   (7,777,437)             -
            Proceeds from sale of marketable securities .    3,441,162              -
            Additions to property and equipment . . . . .   (1,249,364)    (2,165,038)
            Proceeds from sale of property  . . . . . . .       10,080          1,000
            Expenditures for patents and proprietary          (209,705)      (121,303)
            technology  . . . . . . . . . . . . . . . . .
            Expenditures for investments  . . . . . . . .            -        (47,748)
                                                              ________       ________

            Net cash used in investing activities . . . .   (5,785,264)    (2,333,089)

            Cash flows from financing activities
            Principal payments under installment purchase
              obligations . . . . . . . . . . . . . . . .      (12,698)       (13,991)

            Proceeds from issuance of common stock  . . .   20,651,230     22,901,604
            Cost of equity issuance . . . . . . . . . . .     (746,677)      (265,544)
                                                              ________       ________

            Net cash provided by financing activities . .   19,891,855     22,622,069
            Net increase in cash and cash equivalents . .    2,598,219      9,772,901

            Cash and cash equivalents at beginning of       11,024,997      8,556,676
            period  . . . . . . . . . . . . . . . . . . .    _________      _________

            Cash and cash equivalents at end of period  .  $13,623,216    $18,329,577

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

The interim condensed consolidated financial statements included herein are unaudited; however, in the opinion of the Company, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

Results of operations for the period ended June 30, 1995 are not necessarily indicative of the results of operations for the full fiscal year.

MARKETABLE SECURITIES

Effective October 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Pursuant to SFAS No. 115, the Company has categorized all of its investments as available-for-sale securities. This adoption did not have a material impact on the Company's financial statements.

INVENTORIES

                                      June 30, 1995         September 30, 1994
------------------------------------------------------------------------------
Raw materials. . . . . . . . . . .      $ 803,408                $  721,199
Work-in-process. . . . . . . . . .        338,665                   595,597
Finished goods . . . . . . . . . .        386,308                   293,674
Supplies . . . . . . . . . . . . .        101,676                    58,302
                                       ----------                ----------

                                       $1,630,057                $1,668,772

INCOME TAXES
Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The implementation of this standard had no material impact on the Company's reported financial position or results of operations.

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

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash financing activities not included in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1995 and 1994 are as follows:


                                                   1995           1994

Conversion of notes to equity (Note 3)        $   427,496       $341,357
Discount on private placement of common stock           -      3,024,413
Inventory contributed to Fresche Blossoms,
  L.L.C. (Note 5)                                 565,303              -
Equipment contributed to Fresche Blossoms,
  L.L.C. (Note 5)                               2,109,676              -
Investment in unconsolidated subsidiary
  (Note 5)                                      2,584,979              -

Note 3 - Long-Term Debt

On June 30, 1992, a wholly owned subsidiary of the Company, Agritope, Inc. (Agritope), completed a private placement with several European institutional investors pursuant to which $5,495,000 of convertible notes were issued. The notes are unsecured, mature on June 30, 1997 and bear interest at the rate of 4% per annum which is payable on each June 30 and December 31 until all outstanding principal and interest on the notes have been paid in full. In the event of an initial public offering of Agritope common stock, the notes would be automatically converted to shares of Agritope common stock at 90% of the public offering price. Costs incurred in connection with the debt issuance are included in other assets and are being amortized over the five-year life of the notes. Amortization expense of debt issuance costs for the nine months ended June 30, 1995 amounted to $72,950, leaving an unamortized balance of $220,264.

The notes may be converted into shares of Epitope common stock at a price of $19.53 per share. During the nine months ended June 30, 1995 and 1994, investors exchanged $449,991 and $369,976, respectively, principal amount of convertible notes. In conjunction with the exchanges, unamortized debt issuance costs of $22,495 and $28,619 related to such notes were recognized as equity issuance costs.

Note 4 - Shareholders' Equity

On March 29, 1995 the Company announced that it would extend the expiration date and modify certain terms for several series of warrants that were originally scheduled to expire on April 22, 1995.

The action involved warrants issued in private placements, to purchase 1.3 million shares of Epitope common stock at a price of $14-7/8 per share, 478,100 shares at a price of $17-7/8 per share and 375,000 shares at a price of $20 per share. Through December 31, 1995, holders of warrants originally exercisable at $14-7/8 may exercise such warrants at a price of $16 per share. On January 1, 1996, through September 30, 1996, the exercise price for such warrants will be increased to $18-1/2 per share. For holders of the warrants originally exercisable at $17-7/8 per share, the exercise price was increased to $18-1/2 per share effective April 23, 1995, through a new expiration date of March 31, 1997. The $20 per share warrants may be exercised at that price until March 31, 1997. Holders exercising any of the extended warrants after April 22, 1995 may not sell the newly acquired shares for a period of sixty days following date of purchase.

Note 5 - Divestiture of Certain Operations

VINIFERA, INC.
On June 1, 1995, the Company's wholly owned subsidiary, Agritope, Inc. (Agritope) sold its equity interest in Vinifera, Inc. (Vinifera) to VF Holding, Inc. (VF) an affiliate of a Swiss investment group. The purchase price includes $3.9 million which was due on June 15, 1995, $2 million due in November 1995 and up to $5 million in earnout payments based on gross profits of Vinifera. VF also agreed to contribute $4 million of operating funds to Vinifera, of which $450,000 was paid on June 1, 1995. Agritope has designated a representative to serve on Vinifera's board of directors. Agritope has also agreed to conduct research and diagnostic testing services for Vinifera and to lease its Woodburn, Oregon, farm and greenhouse facilities to Vinifera for an interim period of at least one year until Vinifera relocates its operations nearer to its U.S. customer base in northern California. Vinifera will also purchase administrative support services from the Company for a one-year transition period.

The $3.9 million installment due June 15, 1995 has not been paid. VF has advised Agritope that the payment will be made by August 31, 1995. VF has further advised the Company that, by August 31, 1995, it also intends to pay the $2 million installment which is due in November. Agritope has retained 5,000,000 shares of Vinifera common stock and a security interest in the assets of Vinifera to secure the VF obligation. Agritope discontinued funding Vinifera operations as of June 1, 1995, when Vinifera commenced utilizing the initial capital contribution of $450,000 from VF to fund its operations. The Company has deferred any recognition of gain on this transaction. Any gain on this sale will be recognized as sales proceeds are collected.

AGRIMAX, INC.
On June 7, 1995, Agritope's wholly owned subsidiary, Agrimax, Inc. (Agrimax) completed formation of a new venture in North Carolina to conduct its Charlotte, North Carolina fresh flower business. The new unit, Fresche Blossoms, L.L.C. (FB) will be operated. by the shareholders of Universal American Flowers, Inc. (UAF). The parties are to decide by August 31, 1995 whether to proceed with a merger of FB into UAF. If the merger is consummated, Agrimax will contribute its Charlotte equipment to the combined entity and will receive an estimated 18% equity interest in the combined entity. If the merger is not consummated, FB will be liquidated and the net proceeds will distributed to Agrimax and the other members of FB in proportion to their capital accounts.

The UAF shareholders contributed management assistance to FB plus customer lists and retail accounts from the states of Georgia, North Carolina, South Carolina, Virginia and Tennessee in exchange for a 60% interest in profits and losses of FB. Agrimax contributed rent-free use of equipment at its Charlotte facility and its Charlotte inventories, store displays and operating supplies having a book value of approximately $580,000 to FB in exchange for a 40% interest in the profit and losses of FB. Agrimax also agreed to lend to FB not more than $400,000 for working capital, if needed and granted FB an exclusive license to use its Fresche Blossoms(R), Everguard(R), and Fresche Blossoms Express(TM) trademarks as well as the formula for its proprietary floral preservative. The book value of Agrimax inventory and equipment is included in the accompanying financial statements under the caption "Investment in unconsolidated subsidiary."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company recorded revenues of $1,569,000 and $4,378,000 for the quarter and nine-month periods ended June 30, 1995, representing an increase of 15.5% and 3.8% as compared to revenues for the respective periods of fiscal 1994. For the quarter and nine-month period ended June 30, 1995, the Company lost $4,148,000 ($.34 per share) and $13,283,000 ($1.14 per share), respectively, as compared to a loss of $3,801,000 ($.36 per share) and $11,115,000 ($1.14 per share) for the corresponding periods of the prior fiscal year.

Sales of the Company's Western Blot HIV confirmatory test, EPIblot(R), totaled $483,000 and $1,570,000 for the fiscal 1995 third quarter and nine-month periods, respectively, as compared to $332,000 and $1,300,000, respectively, for the corresponding periods of the prior fiscal year. Third quarter shipments for 1995 included product sales of $99,000 originally scheduled for July 1995 delivery. EPIblot gross margins were favorable due to relatively consistent sales volumes and production level efficiencies during both fiscal years 1995 and 1994. As of June 30, 1995, the Company had firm orders for EPIblot products totaling $322,000, including $225,000 scheduled for shipment in the fourth quarter of 1995.

Revenues from the Company's OraSure(R) oral specimen collection device (OraSure) totaled $387,000 and $701,000 for the current three-month and nine-month periods, respectively, as compared to $323,000 and $715,000, respectively, for the comparable periods of fiscal 1994. OraSure margins were negative in 1995 due to increased levels of overhead expense incurred in connection with product launch for U.S. HIV screening. As of June 30, 1995, the Company had firm orders for OraSure totaling $2,326,000, including $236,500 scheduled for shipment in the fourth quarter of fiscal 1995.

In March 1995, the Company made its first shipments of OraSure for domestic use in screening for HIV infection following a December 1994 approval by the U.S. Food and Drug Administration (FDA). In July 1995, following a period of training of specimen collection personnel, qualification of physicians and laboratories, and clearance with state regulatory agencies, a nationally recognized insurance company commenced use of OraSure for evaluation of underwriting risk. The insurance company plans to phase in use of OraSure for insurance testing on a state-by-state basis, and has advised the Company of plans to initiate OraSure screening for insurance in 15 states during the months of July through December 1995. The Company has also been advised that OraSure is now qualified for use in connection with insurance testing in approximately two-thirds of the states in the U.S. The Company's sales force is continuing to assist its customers, U.S. insurance testing laboratories, and their customers, life insurance underwriters, in adopting OraSure-based HIV screening.

The Company has applications pending before the FDA for use of OraSure in connection with cocaine detection and for an OraSure HIV confirmatory test which would obviate the current requirement for confirmation of OraSure positive screening results by use of a blood-based confirmatory test.

The Company's wholly owned subsidiary, Agrimax Floral Products, Inc. (Agrimax), recognized revenues of $586,000 for the current quarter and $1,915,000 for the nine-month year-to-date period, which compare to revenues of $670,000 and $2,147,000, respectively, for the related periods of 1994. Agrimax reported losses before corporate allocations of $471,173 and $2,688,755 for the current quarter and nine month periods of fiscal 1995 as compared to losses of $1,206,809 and $3,637,220 for the comparable 1994 periods. In June 1995, Agrimax transferred its principal fresh flower operation in North Carolina to Fresche Blossoms, L.L.C., a new business unit in which Agrimax holds a 40% interest. The business will be operated by the shareholders of Universal American Flowers, Inc. (UAF), which operates facilities in Tampa, Florida, and Hammond, Louisiana (see Note 5 to Condensed Consolidated Financial Statements).

Research and development expenses of $1,779,000 for the current quarter and $5,016,000 for the nine-month period ended June 30, 1995 represented an increase of 14% and 15%, respectively, as compared to the same periods of fiscal 1994. The increases were principally due to increased Epitope Medical Products activities in product development and related activities.

The Company incurred selling, general and administrative expenses of $2,593,000 and $7,673,000 for the current quarter and nine-month year-to-date periods of fiscal 1995, respectively, representing increases of 37% and 34%, respectively. In 1995 the Company increased marketing and support staff and incurred additional expenses in preparation for the launch of OraSure. These increases were partially offset by reductions in Agrimax overhead expenses.

Other income (expense), net, for the current quarter was $307,822 and for the nine months ended June 30, 1995, totaled $655,690, consisting primarily of interest income on the Company's investment of excess funds, less interest expense on the Agritope convertible notes (see Note 3 to the Condensed Consolidated Financial Statements). Interest income increased due to higher levels of cash and marketable securities as compared to fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities on hand as of June 30, 1995 amounted to $23,563,000 as compared to $16,628,000 at September 30, 1994. At June 30, 1995, the Company had working capital of $24,217,000, as compared to $17,184,000 at September 30, 1994.

Proceeds from the issuance of equity securities represent the primary source of funds for meeting the Company's requirements for operations, working capital, and business expansion. During the nine-months ended June 30, 1995, the Company received $19,900,000 in proceeds from the exercise of warrants and options to purchase common stock (see Note 4 to the Condensed Consolidated Financial Statements).

Accrued liabilities include a $1,000,000 payment received from the Company's marketing partner, SmithKline Beecham, plc during the quarter ended June 30, 1995. After February 21, 1996, the payment will be credited against royalties otherwise due to the Company until the FDA approves extension of the stated shelf-life of the OraSure device from the current nine months to two years.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

The Company has extended the expiration date and modified certain terms of several series of warrants that were originally scheduled to expire on April 22, 1995. The information in Note 4 to Condensed Consolidated Financial Statements, appearing in Part I, Item 2, is incorporated herein by reference.




Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

The exhibits to this report are listed in the exhibit index following the signature page of this report.



      (b)   Reports on Form 8-K

The Company filed and has amended a current report on Form 8-K dated June 1, 1995, reporting under Item 2 the sale of its Vinifera, Inc., subsidiary and the disposition of operating assets of its Agrimax, Inc., subsidiary. The following pro forma financial statements were filed under Item 7 of the report:

      Condensed Consolidated Balance Sheets as of March 31, 1995

      Condensed Consolidated Statements of Operations for year ended September 30, 1994 and six months ended March 31, 1995

      Notes to Condensed Consolidated Financial Statements

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EPITOPE, INC., an Oregon corporation


August 14, 1995
---------------                         /s/Adolph J. Ferro, Ph.D.
Date                                    Adolph J. Ferro, Ph.D.
                                        President, Chief Executive Officer
                                         and Director
                                        (Principal Executive Officer)




August 14, 1995
---------------                         /s/Gilbert N. Miller
Date                                    Gilbert N. Miller
                                        Executive Vice President, Chief
                                          Financial Officer
                                        (Principal Financial Officer)




August 14, 1995
----------------                        /s/Terry J. Paulsen
Date                                    Terry J. Paulsen
                                        Accounting Manager
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX



2.1 Stock Purchase Agreement among Vinifera, Inc., Agritope, Inc., Epitope, Inc., and VF Holding, Inc., dated as of May 31, 1995. Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 1, 1995.

2.2 Operating and Transition Agreement dated as of May 1, 1995, among Agrimax Floral Products, Inc., William C. McClure, Gary W. Butler, Dorothea J. Owens, Timothy C. Finn, John W. Suber, and Anthony J. Wright. Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated June 1, 1995.

27.      Financial Data Schedule