Form 10-Q/A
period 1995-06-30
EPITOPE INC/OR/
filed 1995-08-17
CIK 801555

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                ______________

                                 FORM 10-Q/A

                              Amendment No. 1 to



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

     The Registrant hereby amends Part I, Item 1, of its Quarterly Report on Form 10-Q for the period ended June 30, 1995, as follows:

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

      EPITOPE, INC.

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                         Common Stock         Accumulated
                                      Shares      Dollars       deficit       Total
----------------------------------------------------------------------------------------------
Balances at September 30, 1994    10,926,551   $71,559,900 $(53,089,518)  $18,470,382
Common stock issued upon
  exercise of options . .            137,173     1,735,991             -    1,735,991
Common stock issued as
  compensation  . . . . .             13,714       235,660             -      235,660
Compensation expense on
  stock option grants . .                  -     1,015,370             -    1,015,370
Common stock issued upon
  exercise of warrants  .          1,336,000    18,892,750             -   18,892,750
Common stock issued upon
  exchange of convertible
   notes. . . . . . . . .             23,041       449,991             -      449,991
Equity issuance costs . .                  -      (746,677)            -     (746,677)
Net loss for the period .                  -           -    (13,282,953)  (13,282,953)

Balances at June 30, 1995         12,436,479   $93,142,984 $(66,372,471)  $26,770,514

       EPITOPE, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

            Nine months ended June 30                          1995            1994
            Cash flows from operating activities
            Net loss  . . . . . . . . . . . . . . . . . . $(13,282,953)  $(11,115,156)
            Adjustments to reconcile net loss to net cash
              used in operating activities
            Depreciation and amortization   . . . . . . .    1,157,180        805,557
            Gain (loss) on disposition of property  . . .          (24)         1,541
            Increase in accounts receivable and other
              receivables . . . . . . . . . . . . . . . .     (827,848)      (475,075)
            Increase in inventories . . . . . . . . . . .     (483,214)      (719,664)
            Increase in prepaid expenses  . . . . . . . .     (235,334)      (155,285)
            (Increase) decrease in other assets and
              deposits  . . . . . . . . . . . . . . . . .      (12,781)         9,198
            Increase (decrease) in accounts payable and
              accrued liabilities . . . . . . . . . . . .    1,026,122       (169,130)
            Common stock issued as compensation . . . . .      235,660        315,517
            Compensation expense on stock option grants
              and salary deferral program . . . . . . . .      914,820        986,418
                                                             _________      _________

            Net cash used in operating activities . . . .  (11,508,372)   (10,516,079)

            Cash flows from investing activities
            Investment in marketable securities . . . . .   (7,777,437)             -
            Proceeds from sale of marketable securities .    3,441,162              -
            Additions to property and equipment . . . . .   (1,249,364)    (2,165,038)
            Proceeds from sale of property  . . . . . . .       10,080          1,000
            Expenditures for patents and proprietary
              technology  . . . . . . . . . . . . . . . .     (209,705)      (121,303)
            Expenditures for investments  . . . . . . . .            -        (47,748)
                                                             _________      _________

            Net cash used in investing activities . . . .   (5,785,264)    (2,333,089)

            Cash flows from financing activities
            Principal payments under installment purchase
              obligations . . . . . . . . . . . . . . . .      (12,698)       (13,991)
            Proceeds from issuance of common stock  . . .   20,651,230     22,901,604
            Cost of equity issuance . . . . . . . . . . .     (746,677)      (265,544)
                                                            __________     __________

            Net cash provided by financing activities . .   19,891,855     22,622,069
            Net increase in cash and cash equivalents . .    2,598,219      9,772,901

            Cash and cash equivalents at beginning of
              period  . . . . . . . . . . . . . . . . . .   11,024,997      8,556,676
                                                            __________     __________

            Cash and cash equivalents at end of period  .  $13,623,216    $18,329,577

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

Notes to Condensed Consolidated Financial Statements (Unaudited) continued)

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

AGRIMAX, INC.
On June 7, 1995, Agritope's wholly owned subsidiary, Agrimax, Inc. (Agrimax) completed formation of a new venture in North Carolina to conduct its Charlotte, North Carolina fresh flower business. The new unit, Fresche Blossoms, L.L.C. (FB) will be operated by the shareholders of Universal American Flowers, Inc. (UAF). The parties are to decide by August 31, 1995 whether to proceed with a merger of FB into UAF. If the merger is consummated, Agrimax will contribute its Charlotte equipment to the combined entity and will receive an estimated 18% equity interest in the combined entity. If the merger is not consummated, FB will be liquidated and the net proceeds will be distributed to Agrimax and the other members of FB in proportion to their capital accounts.

The UAF shareholders contributed management assistance to FB plus customer lists and retail accounts from the states of Georgia, North Carolina, South Carolina, Virginia and Tennessee in exchange for a 60% interest in profits and losses of FB. Agrimax contributed rent-free use of equipment at its Charlotte facility and its Charlotte inventories, store displays and operating supplies having a book value of approximately $580,000 to FB in exchange for a 40% interest in the profit and losses of FB. Agrimax also agreed to lend to FB not more than $400,000 for working capital, if needed, and granted FB an exclusive license to use its Fresche Blossoms(R), Everguard(R), and Fresche Blossoms Express(TM) trademarks as well as the formula for its proprietary floral preservative. The book value of Agrimax inventory and equipment is included in the accompanying financial statements under the caption "Investment in unconsolidated subsidiary."

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EPITOPE, INC., an Oregon corporation


August 17, 1995
---------------                         /s/Adolph J. Ferro, Ph.D.
Date                                    Adolph J. Ferro, Ph.D.
                                        President, Chief Executive Officer
                                         and Director
                                        (Principal Executive Officer)




August 17, 1995
---------------                         /s/Gilbert N. Miller
Date                                    Gilbert N. Miller
                                        Executive Vice President, Chief
                                          Financial Officer
                                        (Principal Financial Officer)




August 17, 1995
----------------                        /s/Terry J. Paulsen
Date                                    Terry J. Paulsen
                                        Accounting Manager
                                        (Principal Accounting Officer)