Form 10-K
period 1995-09-30
EPITOPE INC/OR/
filed 1995-12-27
CIK 801555

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ____________

                                   FORM 10-K
    (Mark one)

    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1995

                                      OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                          Commission File No. 1-10492



                                EPITOPE, INC.
           (Exact name of registrant as specified in its charter)

                 Oregon                                     93-0779127
    (State or other jurisdiction of                      (I.R.S. employer
    incorporation or organization)                        identification no.)


       8505 S.W. Creekside Place
           Beaverton, Oregon                                   97008
(Address of principal executive offices)                     (Zip code)

                                (503) 641-6115
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:


   Title of each class               Name of each exchange on which registered

Common Stock, no par value                     American Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of voting stock held by non-affiliates of the registrant, as of November 30, 1995: $142,590,903

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 1995 Common Stock, no par value:
12,490,945

                     Documents Incorporated by Reference:

Definitive Proxy Statement for 1995 Annual Shareholders' Meeting  Part III

                           Table of Contents


                                    PART I

ITEM 1.     Business

ITEM 2.     Properties

ITEM 3.     Legal Proceedings

ITEM 4.     Submission of Matters to a Vote of Security Holders


                                    PART II


ITEM 5.     Market for the Registrant's Common Stock
             and Related Stockholder Matters

ITEM 6.     Selected Financial Data


ITEM 7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations

ITEM 8.     Financial Statements and Supplementary Data

ITEM 9.     Changes in and Disagreements with
             Accountants on Accounting and Financial Disclosure


                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant

ITEM 11.    Executive Compensation

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

ITEM 13.    Certain Relationships and Related Transactions


                                    PART IV


ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

                                    PART I

Item 1.    Business.

      Epitope, Inc. (the "Company"), is an Oregon corporation incorporated in 1981 that utilizes biotechnology to develop diagnostic tests and related devices for the detection of the Human Immunodeficiency Virus ("HIV"), the principal cause of Acquired Immune Deficiency Syndrome ("AIDS"), and other medical conditions and indications, and, through its agricultural biotechnology subsidiary Agritope, Inc. ("Agritope"), superior new plant varieties.

      The table below shows, for each of the last three fiscal years, the percentage of the Company's total revenue contributed by each of its principal products and by grants and contracts. In June 1995, the Company disposed of the operations involving sale of packaged fresh flowers and grape plants. See
Note 3 to Consolidated Financial Statements.


Fiscal Year                             1995            1994            1993
----------------------------------------------------------------------------
Percentage of Revenues from:

OraSure . . . . . . . . . . . . .       20%             18%             33%

HIV Confirmatory Tests. . . . . .       36%             35%             42%

Packaged Fresh Flowers. . . . . .       39%             45%             15%

Grape Plants. . . . . . . . . . .        2%              1%              1%

Grants and Contracts. . . . . . .        3%              1%              9%

For data concerning the Company's revenues (including sales to other geographic areas), operating profit or loss, and identifiable assets attributable to the Company's industry segments, see Note 12 to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

      An active research and development program is an essential element of the Company's business. Approximately one-third of the Company's Beaverton, Oregon, facilities is devoted solely to research and development activity.
The Company's research and development efforts are concentrated in the areas of diagnostic tests for HIV infection and other medical conditions and indications, and new, agronomically superior varieties of plants. The Company incurred research and development expenses for fiscal 1995, 1994 and 1993, respectively, of $6.8 million, $6.1 million, and $7.0 million. Research and development expenses include the costs to prepare for, conduct, and compile the results of clinical studies and obtain other information to support applications for product licenses and marketing approval.


EPITOPE MEDICAL PRODUCTS

      The Company develops and markets medical diagnostic products through its Epitope Medical Products Division ("Epitope Medical Products"). Products manufactured by Epitope Medical Products include an oral specimen collection device, OraSure{<reg-trade-mark>}, designed to allow diagnostic tests for HIV infection and other medical conditions and indications to be conducted without drawing a blood sample, and Epitope Medical Products' HIV-1 Western blot serum-based confirmatory test kit, EPIblot{<reg-trade-mark>}. The OraSure collection device, was approved by the Food and Drug Administration ("FDA") on December 23, 1994, for commercial distribution in the United States ("U.S.") for use in HIV-1 screening. The Company believes that the OraSure device is the only oral specimen collection device to undergo FDA-reviewed clinical trials for use in HIV-1 testing.

      Current Diagnostic Products

      Background. The World Health Organization and the Centers for Disease Control and Prevention have estimated that, as of June 30, 1995, as many as twenty million people worldwide are infected with HIV, and that 4.5 million of those cases have progressed to AIDS. Infection in the United States and Western Europe is estimated at more than 1.5 million, with over 500,000 people having progressed to AIDS. These agencies further expect that more than 50 percent of those Western Europeans and Americans currently infected, but displaying no symptoms of AIDS, will have clinical signs of AIDS by the year 2000. While many millions of dollars have been spent on AIDS research, it has become apparent that effective therapeutic drugs, cures or vaccines for AIDS and HIV infection may not be available in the near future. To respond to the rapid spread and high mortality rate of the disease, the Company has focused its efforts on developing tests for the diagnosis of HIV infection and safer, painless methods of collecting specimens for testing.

      Infection by HIV causes the formation of specific antibodies. Current testing techniques begin with a screening test that can detect these antibodies. If the screening test is positive, a more expensive and sophisticated confirmatory test is generally conducted in the U.S. Most laboratories use a Western blot test to confirm positive screening test results.

      Prior to the FDA's approval of the Company's OraSure device and a related screening test, all HIV tests licensed by the FDA involved analysis of a blood sample to detect the presence of HIV antibodies. While the available blood tests have a high degree of accuracy, they involve the use of syringes, needles or lancets, and therefore are unpleasant for many individuals and pose potential hazards to health care professionals. Blood-based tests may also not be feasible for certain individuals (e.g., intravenous drug users), in dentists' and other professional offices where a blood sample would not otherwise be drawn, and in non-office settings where blood drawing is difficult or impracticable.

      OraSure Oral Specimen Collection Device. Responding to the hazards and limitations of collecting samples for blood-based tests, the Company has developed its OraSure specimen collection device which collects oral fluid instead of blood. The patented OraSure collection device contains a combination of salts and preservatives to enhance the collection and stabilization of antibodies originating from the oral mucosae.

      OraSure specimen collection is simple. The OraSure device includes a small absorbent pad on a "lollipop" stick. The pad is placed between the subject's cheek and gum for two minutes. The pad is then put into a specimen vial containing a preservative solution and the sample is sent to a laboratory for testing. Use of the device is expected in many cases to eliminate the cost of having a specimen collected by a phlebotomist or other health care professional trained to take blood samples. Because the device uses a non-invasive, needle-free collection method, the Company believes that the device will be more acceptable to individuals being tested than blood-based specimen collection.

      In January 1991, the Company began manufacturing and distributing the OraSure collection device for laboratory use in testing applicants for insurance policies. The Company believed that distribution for this use did not require prior notification to or approval by the FDA. However, the Company halted distribution of the OraSure device in June 1991 when it received notice from the FDA that such distribution required prior FDA approval. In September 1991, with FDA concurrence, the Company began shipping OraSure to insurance companies in the United States for use in testing insurance applicants for cotinine, a nicotine derivative. In early 1995, following the December 1994 FDA approval of the commercial distribution of the device, the Company resumed distribution of the OraSure device to the insurance industry in the United States for use in testing insurance applicants for HIV-1 infection. The Company also intends to sell the device in this country for use in HIV screening in physician offices, emergency rooms, correctional institutions, sexually transmitted disease clinics and other appropriate settings. See "Business--Epitope Medical Products-- Marketing." As of September 30, 1995, the Company had firm orders totaling $488,000 calling for delivery of OraSure devices within 90 days. There were no firm orders for such devices as of September 30, 1994, other than orders which were contingent upon FDA approval of the device for HIV testing in the U.S.

      Several companies manufacture and market devices for the collection of saliva or other oral fluids. However, no such devices, other than OraSure, have yet been approved by the FDA for HIV testing, and the Company believes that at this time no such devices are undergoing FDA-reviewed clinical trials for the purpose of obtaining FDA approval for testing for HIV infection.

      HIV-1 Western Blot Serum-based Kits. The Company's Western blot HIV-1 test kit, EPIblot, is used to confirm the positive results of initial blood-based screening tests for HIV-1 infection. EPIblot test kits are sold in several formats to clinical laboratories, hospitals, and clinics. The kits contain materials to perform up to 20 tests. Two other U.S. companies manufacture FDA-approved Western blot confirmatory HIV tests and an Austrian company manufactures an FDA-approved immunofluorescent confirmatory HIV test. See "Business--Epitope Medical Products--Competition." As of the end of fiscal 1995, the Company had firm orders for EPIblot totaling $329,000 scheduled for delivery in the first quarter of fiscal 1996, as compared to firm orders of $479,000 as of September 30, 1994 for delivery in the first quarter of fiscal 1995.

      Products Under Development

      OraSure. OraSure specimens may be useful for the diagnosis of a variety of other infectious diseases, such as hepatitis and childhood diseases. Use of OraSure specimens may also allow physicians to diagnose diseases more readily in children without subjecting them to the discomfort of drawing a blood sample. Prior to FDA approval of the device for commercial distribution for use in screening for HIV-1 infection, OraSure was marketed in the U.S. to test for cotinine. OraSure may have applications relating to other substances and drugs, including the detection of the presence of drugs of abuse including cocaine, for which a 510(k) submission is currently undergoing FDA review.
See "Business--Epitope Medical Products--Government Regulation--OraSure Collection Device."

      Physicians may also find the OraSure device useful for monitoring levels and adjusting medication dosages of therapeutic drugs, such as the asthma medication theophylline. Theophylline is toxic at levels only slightly above the level at which it is effective, requiring frequent blood samples to monitor drug concentration. Commercial distribution of the OraSure device to collect specimens for such uses will require FDA approval. See "Business-- Epitope Medical Products--Government Regulation."

      HIV-1 Western Blot Oral Specimen-based Kits. The Company has modified its Western blot HIV-1 serum-based test kit for use in the confirmation of the positive results of initial screening tests for HIV-1 infection using oral specimens obtained with the OraSure device. Approval for the commercial distribution and use of the modified test must be obtained from the FDA. In June 1995, the Company filed a Premarket Approval application for use of the modified test with the OraSure device.

      OraQuick<reg-trade-mark> System. Tests for HIV infection currently must be conducted in a laboratory setting and take from 2 to 18 hours to complete, although two blood-based tests are available in a more rapid format. Anticipating that a potential market may develop for oral specimen-based HIV testing in settings other than laboratories, the Company is engaged in the development of the OraQuick system, a test system utilizing an adaptation of the OraSure device, which will provide test results in approximately ten minutes. The Company has substantially completed initial research on a prototype version of the OraQuick system for HIV testing. The Company is also engaged in various stages of research and development for other potential applications of the system.

      The Company will market the OraQuick system in the United States only after receiving FDA approval, and outside the United States only after receiving necessary FDA export and foreign government approvals. Preliminary clinical trials for the OraQuick system were conducted in July and August 1993 and were partially funded by a grant awarded to the Company.

      Marketing

      The Company has historically marketed most of its products by collaborating with pharmaceutical and diagnostic companies and distributors. Epitope Medical Products seeks marketing partners who have expertise and distribution abilities appropriate for the product to be marketed. The Company employs a Vice President of Sales and Marketing who heads a medical products marketing team of three other employees. These employees spend the bulk of their time maintaining and establishing relationships with current and potential marketing partners.

      The Consumer Healthcare division of SmithKline Beecham, plc (SB) has an exclusive agreement to market the Company's oral specimen collection device worldwide, except in several foreign countries and to the insurance industry in the U.S., Canada and Japan. SB commenced sales under the agreement in October 1995. SB will fund further development of other diagnostic products and technology by the Company and, with respect to SB markets, assume responsibility for funding advertising, promotion, sales and distribution expenses, together with the cost of obtaining and maintaining regulatory approvals in its markets. A portion of SB's regulatory costs will be credited against royalties. Epitope will fund the regulatory costs of obtaining approval for over-the-counter use of OraSure for HIV diagnosis.

       In 1995, SB made an initial license fee payment of $1 million to the Company. SB also placed $5 million in escrow for future payment to the Company, of which $1 million will be disbursed to the Company to reimburse future research project work and $4 million will be paid as an additional license fee upon FDA approval of a pending request to amend the labeling of the Company's oral specimen collection device to indicate a two-year shelf life. If the requested amendment for extended dating is not approved by February 21, 1996, then royalty payments due from SB to the Company may be offset against the initial $1 million license fee until such time as the amendment is approved.

      The Company has also entered into four agreements for the use and distribution of the OraSure collection device in the United States insurance industry. The agreements are with LabOne, Inc. (formerly Home Office Reference Laboratory, Inc.), the leading provider of laboratory testing services to the insurance industry, and three other major U.S. insurance testing laboratories.

      FDA approval of the OraSure device for HIV-1 screening means that the approved product may be freely exported without further U.S. government approvals, although foreign government import approvals will in many cases still be required. Foreign shipments of the OraSure device for certain other indications may be made only after FDA export approval and any required foreign government import approvals are obtained. The Company has entered into marketing agreements with various foreign and domestic distributors for the OraSure collection device in the eight countries within the Epitope territory under terms of the SB agreement. The Company has sold OraSure in Canada, the United Kingdom, Spain, Australia, Indonesia, and Thailand.

      The Company owns a 60 percent interest in Epitope KK, a Japanese limited liability company formed as a joint venture with Sigma Seiki, Ltd., a privately held Japanese manufacturer of medical devices and equipment. In 1994, the Company decided to terminate its joint venture in China, Beijing Epitope Biotech Corporation, Ltd., a Chinese company owned equally with China National Biological Products Company, a unit of the Chinese Health Ministry.

      In 1994, the Company renewed its supply and distribution agreements with Organon Teknika Corporation ("Organon Teknika"), a member of the Pharma Division of Akzo, NV. The supply agreement provides that Organon Teknika will continue to supply the HIV-1 antigen used to manufacture EPIblot and the distribution agreement grants Organon Teknika the exclusive right to purchase EPIblot test kits from the Company and to market them worldwide. Akzo, NV is an international chemical and pharmaceutical manufacturer based in Arnhem, The Netherlands.

      Competition

      There are many companies engaged in medical and biotechnology research and product development activities. The Company's competitors include specialized biotechnology firms as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies, many of which have considerably greater financial, technical, and marketing resources than the Company. Competition may intensify as technological advances are made and become more widely known and as products reach the market in greater numbers.

      Cambridge Biotech Corporation and BioRad Laboratories, Inc., manufacture Western blot HIV confirmatory tests, and Waldheim Pharmazeutika manufactures immunofluorescent HIV confirmatory tests, distributed in the United States by Viral Testing Systems, Inc., that compete with the Company's EPIblot HIV-1 Western blot serum-based confirmatory test kits.

      Several other companies market or have announced plans to market oral-specimen collection devices and tests. The Company expects the number of devices competing with its OraSure device to increase as the benefits of oral specimen-based testing become more widely accepted. The Company expects that FDA approval of the OraSure device will also encourage potential competitors to develop oral diagnostic products. However, no such devices have yet been approved by the FDA for HIV testing. The Company believes that at this time no such devices are undergoing FDA-reviewed clinical trials for the purpose of obtaining FDA approval for HIV testing. See "Business--Epitope Medical Products--Government Regulation."

      Government Regulation

      General. Many of the Company's proposed and existing diagnostic products are subject to regulation by the FDA, other federal, state, and local agencies, and comparable bodies in foreign countries. Such regulation governs almost all aspects of development and marketing, including the introduction, advertising, promotion, manufacturing practices, labeling, distribution, and record keeping for the products. In the United States, different types of diagnostic products are regulated differently by the FDA, as discussed below. As part of the FDA clearance process, the Company often must demonstrate that its products are both safe and effective for a particular indication or application.

      Drugs and Biological Products. Generally, drugs and biological products require FDA approval before marketing. The steps required before a drug or biological product may be marketed in the United States include:
(1) preclinical laboratory and animal tests; (2) submission of an application for an investigational new drug or biological product, which must become effective before human clinical trials may commence; (3) human clinical trials; (4) submission of a Product License Application ("PLA") for the biological product or a New Drug Application ("NDA") for most other new drug products; and (5) approval of the PLA or NDA.

      Preclinical safety and initial efficacy testing is usually undertaken in animals. Results of such preclinical and other laboratory tests are submitted to the FDA before human clinical trials can begin. Clinical trials are typically conducted in three phases. Phase I uses human subjects to determine safety and tolerance. Phase II uses a limited patient population to determine effectiveness and dosage and to identify side effects. Compounds found effective and safe in Phase II are further tested in Phase III with an expanded patient population at geographically dispersed clinical study sites. Each phase may last from one to two years or more.

      Most products are not approved because of the failure to demonstrate safety, effectiveness, or both. The FDA may suspend clinical trials at any time if it is felt that subjects or patients are being exposed to an unacceptable health risk. Obtaining FDA approval requires substantial time and effort. There can be no assurance that any approval will be granted to the Company on a timely basis, if at all. As part of the approval process, the FDA may require the Company to initiate post-approval marketing studies. Post-approval marketing studies are underway as required as part of the FDA's approval of the OraSure device.

      Medical Devices. All medical devices are classified either in Class I, Class II, or Class III. Class I devices are subject only to general control provisions of the Federal Food, Drug, and Cosmetic Act, as amended (the "FDC Act"). These provisions include requirements that a device not be adulterated or misbranded. Class II devices are those for which general controls are insufficient to provide a reasonable assurance of safety and efficacy and for which a "generic" performance standard or other special controls are appropriate. Devices that do not meet the criteria for Class I or II are placed in Class III. Class I and II devices, those Class III devices initially marketed prior to passage of the Medical Device Amendments of 1976 ("MDA") for which premarket approval applications ("PMAs") are not yet required, and devices substantially equivalent to such devices, may be marketed upon FDA clearance of a section 510(k) notification (a "510(k) Notice"). Other Class III devices may be commercially marketed only after FDA approval of a PMA. Generally, the process of obtaining FDA approval of a PMA is similar to that for obtaining approval of a biological or other drug product.

      Based upon the information provided in a 510(k) Notice regarding the device's intended use and technological features, the FDA will determine whether the device is "substantially equivalent" to a predicate device, i.e., a device legally marketed which did not require a PMA. If a device is found to be substantially equivalent to a predicate device, it may be freely marketed in the United States so long as the device is otherwise in compliance with the FDC Act. If it is not so found, it will be considered a Class III device requiring a PMA. Substantial equivalence means that the FDA has found that the device has the same intended use as the predicate device, and either has the same technological characteristics or has different characteristics, but there is information in the 510(k) Notice that shows the device is as safe and effective as the predicate and does not present different questions of safety and effectiveness.

         OraSure Collection Device. The OraSure collection device for applications involving the detection of HIV is regulated by the FDA as a Class III medical device requiring a PMA. In May 1991, the Company completed clinical trials for use of the OraSure device in HIV-1 screening and submitted a PMA to the FDA. The PMA was approved by FDA in December 1994. Until the pending PMA for the OraSure Western blot is approved, a definitive HIV-positive diagnosis will require that a blood sample be drawn.

         In February 1995, the Company submitted a 510(k) Notice for use of OraSure for cocaine testing. The submission is currently undergoing FDA review. See "Business--Epitope Medical Products--Products Under Development-- OraSure." In the meantime, the FDA has advised the Company that OraSure may be used for cocaine testing for the purposes of life insurance risk assessment while the 510(k) is undergoing final review.

         Western Blot Test Kits. The Company's HIV-1 Western blot serum-based confirmatory test kits are used to confirm whether individuals are infected with HIV-1. They are regulated by the FDA as biological products, unlike most other diagnostic tests which are regulated as medical devices. In March 1991, the FDA approved the EPIblot HIV-1 serum-based confirmatory test kit for commercial distribution. A PMA seeking permission to market an oral specimen-based HIV-1 confirmatory test kit was submitted to the FDA in June 1995. In December 1995, the FDA issued an approvable letter advising the Company that the agency would issue an approval order with regard to such PMA after additional information had been submitted, reviewed and deemed acceptable, and upon successful completion of a facilities inspection. See "Business--Epitope Medical Products--Products Under Development--HIV-1 Western Blot Oral Specimen-based Kits." An independent institutional review board recently concluded that the use of an OraSure Western blot confirmatory test on a research basis in the area of life insurance risk assessment represented a non-significant risk under current regulations provided that serum-based confirmation was used for diagnostic purposes.

      Manufacturing Regulations. Every company that manufactures drugs, biological products, or medical devices distributed in the United States is subject to inspections by the FDA and must comply with the FDA's Current Good Manufacturing Practices regulations. These regulations govern, among other matters, manufacture, testing, release, packaging, distribution, and documentation.

      Other. The Company is also subject to regulation by the Occupational Safety and Health Administration and may be subject to regulation by the U.S. Environmental Protection Agency ("EPA") under the Toxic Substances Control Act ("TSCA"), the Resource Conservation and Recovery Act, and other legislation. The Company is also subject to foreign regulations governing, for example, human clinical trials and marketing with respect to products distributed outside of the United States. Approval processes vary from country to country, and the length of time required for approval or to obtain other clearances may in some cases be longer than that required for U.S. governmental approvals. The extent of potentially adverse governmental regulation affecting the Company that might arise from future legislative or administrative action cannot be predicted.

      Supplies

      The HIV-1 antigen needed to manufacture the Company's EPIblot HIV confirmatory test kits is available from only a limited number of sources. Organon Teknika, the exclusive distributor of the test kits, is required to supply the Company's requirements for antigen for the term of its distribution agreement with the Company, which ends in March 1997. If for any reason Organon Teknika should no longer be able to supply the Company's antigen needs, management believes the Company would be able to obtain or produce its own supply of antigen at a competitive cost. The Company has obtained a license from the National Technical Information Service which is required for the production of the HIV-1 antigen currently used in the Company's EPIblot test kits.

      Other materials used by the Company in its manufacturing and research and development operations are widely available from a variety of sources.



AGRITOPE, INC.

      Agritope, the Company's agricultural biotechnology subsidiary, has made progress toward genetic engineering of plants to control ripening and other processes. Agritope performs research and development with primary emphasis on improving the post-harvest shelf life of plants through genetic engineering. Agritope also has agreed to provide research support for the grape plant program and fresh flower and floral preservative programs of two former business units.

      Products Under Development

      Agritope has devoted substantial efforts to the genetic control of ethylene production in plants. Ethylene is a plant hormone present in all higher plants that causes fruits and vegetables to ripen, leaves to wilt, and flowers to fade. Unlike other plant hormones, ethylene is a gas and therefore affects surrounding plants as well as the plant that produces it.
Technologies currently in use to control ethylene include controlled atmosphere storage, chemical treatments, and irradiation. These technologies are expensive and in some cases toxic, and can adversely affect flavor, texture, and firmness.

      Agritope is engaged in genetic engineering projects intended to develop new plant varieties in which ethylene production will be controlled. Agritope has identified a single gene which, after insertion into a plant, reduces ethylene production. Agritope has been granted a patent in the United States for the use of this gene and has a number of U.S. and foreign applications pending with respect to the technology. Agritope believes this gene can be inserted into virtually all higher plants and will have extensive commercial applications. Products that could be developed by successfully controlling ethylene production include fruits and vegetables with prolonged post-harvest storage life; fruits, vegetables, and flowers resistant to physical injury; fruits and vegetables that ripen synchronously; and flowers with an extended bloom life.

      Agritope conducted demonstration trials in winter 1994 and spring 1995 of a proprietary cherry tomato and large-fruited fresh market tomato varieties that contain the gene that inhibits production of ethylene. The trials, which were conducted in Florida and California, further demonstrated the ability of Agritope's technology to inhibit ethylene production.

      Agritope has conducted research pursuant to an agreement with Rogers N.K., a unit of Sandoz Seeds Ltd., for the evaluation of Agritope's ethylene control technology in several of Rogers' full-size tomato varieties. Agritope has also entered into a collaboration agreement with Calgene, Inc. Agritope is also continuing independent research and development in this technology.

      Sakata Seed America ("Sakata"), a major hybrid seed supplier, provided Agritope with funds in prior years to develop broccoli and cauliflower plants having an extended post-harvest storage life. Agritope has provided Sakata with transgenic cauliflower plants and broccoli to be tested for the production of hybrid seeds. However, it is impossible to predict when, if ever, the hybrid seeds could be produced for commercial distribution or whether plants produced from the seeds will have commercially valuable characteristics. See "Business--Agritope, Inc.--Government Regulation."

      Sweetbriar Development, Inc. ("Sweetbriar") has entered into a license agreement with Agritope under which the parties will collaborate to develop longer-lasting raspberries utilizing Agritope's proprietary ethylene control technology and selected breeding lines developed by Sweetbriar. Sweetbriar will partially fund Agritope's work under the agreement.


      Marketing

      Sakata will market any broccoli or cauliflower seeds produced by Agritope's ethylene control project and will pay the Company a royalty on seeds sold. Raspberries developed under the Sweetbriar agreement will be marketed by Sweetbriar's parent Driscoll Strawberry Associates; Sweetbriar will pay Agritope royalties based on the aggregate sales value of such transgenic raspberries. As additional plant varieties, such as tomatoes, are developed, Agritope expects to establish appropriate strategic alliances to market and distribute its products.

      Competition

      The Company believes that many companies, including companies with significantly greater financial resources, such as Calgene, Monsanto Co., Zeneca Seeds, and DNA Plant Technology Corporation, may be engaged in the development of mechanisms to control the ripening of agricultural products. The Plant Gene Expression Center, a joint venture of the U.S. Department of Agriculture and the University of California, Berkeley, announced in October 1991 the development of a genetically manipulated tomato that can be stored for two to three months without spoiling. Calgene has been engaged in genetic engineering work to delay tomato softening and commenced marketing the genetically modified tomatoes in May 1994.

      Government Regulation

      Agritope is devoting substantial effort to the development of "genetically engineered" plants using recombinant DNA methods. Many of Agritope's proposed agricultural products are subject to regulation by both the United States Department of Agriculture ("USDA") and the FDA and may be subject to regulation by the EPA and other federal, state, local and foreign authorities. The extent of regulation depends upon the intended uses of such products, how they are derived, and how applicable statutes and regulations are interpreted to apply to new genetic technologies and products thereof.
The regulatory approaches of the USDA, FDA, EPA and other agencies are still evolving with respect to products of modern biotechnology, such as those derived from the use of recombinant DNA methods. No assurances exist that any regulatory approvals, exemptions, permits or other clearances, if required, can be obtained in a timely manner, if at all, either for research or commercial activities.

      Agritope has field-tested various plants that are genetically altered by use of recombinant DNA techniques. Tomato plants where ethylene production is controlled to delay ripening have been field-tested since 1992. These field trials have been authorized by the Animal and Plant Health Inspection Service ("APHIS") of the USDA. APHIS is responsible for reviewing both research and development work and commercialization of plants derived by recombinant DNA techniques that may pose plant pest risks. Some states also require authorization of field trials. To date, Agritope has not conducted any field tests in such states, although it may do so in the near future. Commercialization of delayed-ripening fruits developed through the use of recombinant DNA techniques, in contrast to research and development activities, will require a determination of non-regulated status by APHIS. In November 1995, Agritope submitted a petition requesting such a determination from APHIS with respect to a variety of tomatoes containing its ethylene control gene.

      The FDA regulates foods (including food ingredients) under the FDC Act. On May 29, 1992, the FDA issued a policy statement with respect to new food plant varieties or products thereof that provides guidance for developers to determine whether their new plant varieties are as safe as the traditional counterpart varieties. The FDA expects developers of whole foods derived from the use of recombinant DNA techniques to consult with the FDA prior to commercial marketing in order to assure that such foods are safe for public consumption. Agritope initiated consultation with the FDA in 1994 and will continue to consult with the FDA in 1996 regarding the commercialization of delayed-ripening tomatoes. A number of companies have successfully proceeded through the FDA consultation process, although the time period for doing so can vary significantly.

      Under the food additive provisions of the FDC Act, new food additives, which may include plants and plant products, require FDA clearances before marketing. The FDA has regulated as a food additive the enzyme product of the kan r (APH(3') Il) marker gene in tomatoes, cotton, and oilseed rape plants. Marker genes help identify the presence of desirable genes, such as the gene that inhibits the production of ethylene in Agritope's delayed-ripening tomatoes. Use of the kan r marker gene in plants other than tomatoes, cotton, and oilseed rape, such as raspberry plants, may require additional food additive clearances from the FDA. Other aspects of Agritope's use of recombinant DNA methods to genetically engineer food plants may require FDA food additive clearances before commercialization. The costs and time required to obtain such clearances could be significant.

      The EPA requires registration of pesticides under the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA") and issues tolerance regulations for residues of pesticides in foods under the FDC Act. The EPA has proposed regulations dealing with "plant pesticides" and has asked for comment on whether that term should include plant hormones, such as ethylene, should be exempted from FIFRA. The EPA could also regulate plant products under TSCA. The EPA has published proposed regulations under TSCA which, depending on their final form, could require further regulatory approvals before Agritope commercializes some of its plant technologies.

      Federal and state labeling requirements pertaining to the commercialization of Agritope's products of modern biotechnology are still evolving. In April 1993, the FDA issued a request for data and information pertaining to the labeling of food derived from new plant varieties, including those plants produced by recombinant DNA methods. This request seeks information on various labeling issues, such as whether food products of modern biotechnological methods should be specifically labeled in some way. The FDA is not expected to require special labeling for recombinant DNA-derived foods, although so-called "negative labeling" for food products that do not result from the use of modern genetic techniques could denote, for example, that food products are not derived from the use of genetic engineering. Even if the FDA does not mandate special labeling, various states may pass legislation to require such labeling. If special labeling is permissible, if other labeling relating to the use of recombinant DNA is ultimately required by the FDA, other federal agencies, or certain states, or if "negative labeling" becomes prevalent, the commercialization of Agritope's products may be adversely affected. Some consumers may choose to buy only products that are not the result of new "genetic engineering" methods.

VINIFERA, INC.

      Agritope has developed proprietary methods for propagating superior varieties of grapevines in commercial quantities. Vinifera, Inc. ("Vinifera") was formed in 1993 as a wholly owned subsidiary of Agritope, to commercialize this technology. In June 1995, Agritope agreed to sell its equity interest in Vinifera to VF Holdings, Inc. ("VF"), an affiliate of a Swiss investment group. VF agreed to pay a purchase price of $5.9 million and up to $5 million in earnout payments based on gross profits of Vinifera. VF also agreed to contribute $4 million of operating funds to Vinifera. Agritope has also agreed (1) to conduct research and diagnostic testing services for Vinifera,
(2) to lease its Woodburn, Oregon, farm and greenhouse facilities to Vinifera for an interim period of at least one year until Vinifera relocates its operations nearer to its U.S. customer base in Northern California and (3) to provide administrative support services for a one-year transition period. VF has contributed over $600,000 to fund Vinifera cash requirements for operations since June 1995 when Agritope discontinued such funding, but has not made any other payments to Agritope or Vinifera. See Note 3 to Consolidated Financial Statements.

AGRIMAX FLORAL PRODUCTS, INC.

      Agrimax, a Minnesota corporation, was acquired in 1992 by Agritope to distribute fresh cut flowers and proprietary floral preservatives. After commencement of marketing from a plant in the Minneapolis-St. Paul area, Agrimax increased its production capacity and product lines and extended its delivery areas to serve the eastern U.S. from a second, larger facility in Charlotte, North Carolina.

      In May 1995, Agrimax transferred control of its Charlotte facility to Universal American Flowers, Inc., a privately held importer of high quality fresh flowers engaged in distribution to customers in the eastern U.S. from facilities in Tampa, Florida and Hammond, Louisiana. As of October 27, 1995, Agrimax merged the Charlotte fresh flower operation with those of UAF in return for an equity interest of approximately 18% in the merged entity, UAF, L.P. In addition to tangible operating assets, Agrimax transferred to UAF, L.P., the rights to use its proprietary floral preservative as well as the Fresche Blossoms<reg-trade-mark>, Everguard<reg-trade-mark> and Fresche Blossoms Express<trademark> trademarks. The St. Paul, Minnesota, facility of Agrimax ceased operations in June 1995. A Minneapolis investor has entered into a letter of intent to purchase the St. Paul assets. See Note 3 to Consolidated Financial Statements.

GRANTS AND CONTRACTS

      The Company participates in United States Small Business Innovation Research ("SBIR") programs sponsored by either the Department of Health and Human Services or the Department of Agriculture. The SBIR programs have two phases. Phase I covers a six-month project period and a total award not to exceed $55,000. Phase II covers a two-year project period and a total award not to exceed $500,000. Agritope was awarded a Phase I grant of $50,000 in 1994 and a Phase II grant of $200,000 in 1995 for development of diagnostic tests for the detection of grapevine leafroll virus.

      The Company has also received funds in the past from the National Institute of Allergy and Infectious Diseases ("NIAID") for work in developing a rapid test to detect HIV antibodies in oral fluid specimens and from the National Cancer Institute ("NCI") to fund research for the treatment of cancer by exploiting a deficiency of certain compounds in cancer cells. Agritope has been awarded grant support in the past from the USDA, Oregon Strawberry Commission, and Oregon Raspberry and Blackberry Commission for antifungal biocontrol research.

      The Company intends to continue to participate in the SBIR programs as it deems appropriate. The Company regularly makes applications for new grants, but there is no assurance that grant support will be continued.

PATENTS AND PROPRIETARY INFORMATION

      The Company has obtained patents in the United States and certain foreign countries for the OraSure and OraQuick devices and related technology. The Company has applied for additional patents, both in the United States and in certain foreign countries, on the OraSure collection device and a number of other technologies and products. In 1995, Agritope received a U.S. patent relating to its ethylene control gene. Agritope has also applied for additional U.S. and foreign patent protection for its ethylene control technology. The Company anticipates filing patent applications for protection on future products and technology. United States patents have a maximum term of 20 years from the date an application is filed or 17 years from issuance, whichever is longer.

      Much of the technology developed by the Company is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, the Company requires its employees and consultants to enter into confidentiality agreements. Trade secret protection can continue indefinitely so long as the protected information is not disclosed on an unrestricted basis to third parties.

      The Company believes that patent and trade secret protection is important to its business. However, the issuance of a patent or existence of trade secret protection does not in itself ensure the Company's success. Competitors may be able to produce products competing with a patented Company product without infringing on the Company's patent rights. Issuance of a patent in one country generally does not prevent manufacture or sale of the patented product in other countries. The issuance of a patent to the Company or to a licensor is not conclusive as to validity or as to the enforceable scope of the patent. The validity or enforceability of a patent can be challenged by litigation after its issuance, and, if the outcome of such litigation is adverse to the owner of the patent, the owner's rights could be diminished or withdrawn. Trade secret protection does not prevent independent discovery and exploitation of the secret product or technique.

PERSONNEL

      At September 30, 1995, the Company and its subsidiaries had 89 full-time employees, including 31 persons in research and product development, 23 in administration and marketing, 28 in manufacturing and production, and 7 in regulatory affairs and quality assurance. During fiscal 1994, the Company implemented a strategic plan to focus efforts on its core medical products and agricultural business units and to match personnel resources with current requirements. Employment was reduced by the divestiture of two business units and by a reduction in work force at the remaining business units. See Notes 2 and 3 to Consolidated Financial Statements. The Company considers its relations with its employees to be excellent. None of its employees are represented by labor unions.

      The Company employs 9 persons holding Ph.D. or M.D. degrees with specialties in the following disciplines: analytical chemistry, bacteriology and public health, biochemistry, biophysics, hematology and internal medicine, immunology, molecular biology, organic chemistry, plant biology and plant pathology. From time to time, the Company also engages the services of scientists as consultants to augment the skills of its scientific staff.

      Scientific Advisory Board. The Company also utilizes the services of a Scientific Advisory Board. The Scientific Advisory Board meets periodically to review the Company's research and development efforts and to apprise the Company of scientific developments pertinent to the Company's business. The Scientific Advisory Board is comprised of chair Eugene W. Nester, Ph.D., Professor and Chair, Department of Microbiology, University of Washington; Roger N. Beachy, Ph.D., Member, Scripps Family Chair, and Head, Division of Plant Biology, The Scripps Research Institute, and Co-Director of International Laboratory for Tropical Agricultural Biotechnology; Peter R. Bristow, Ph.D., Associate Plant Pathologist, Washington State University; J. Richard George, Ph.D., Vice President of Scientific Affairs of Epitope Medical Products; Lesley M. Hallick, Ph.D., Vice President for Academic Affairs, Oregon Health Sciences University; Daniel Malamud, Ph.D., Professor and Chair, Department of Biochemistry, University of Pennsylvania School of Dental Medicine; and James I. Mullins, Ph.D., Professor of Microbiology and Medicine, University of Washington.

Item 2.    Properties.

      Epitope Medical Products. The Company leases approximately 52,000 square feet of office, manufacturing, and laboratory space in Beaverton, Oregon, under three leases that terminate January 31, 2000. Each lease calls for fixed monthly payments over its term. The Company also entered into a five-year lease, effective October 1, 1991, for 2,265 square feet of warehouse space used to store inventory and equipment.

      Agritope. Agritope owns a 15-acre farm which it has agreed to lease to its former Vinifera unit through June 1996 for use in connection with Vinifera's grapevine micropropagation operations. Greenhouse capacity at the farm currently totals 60,000 square feet. Agritope also uses a portion of the Company's office space in Beaverton, Oregon.

      Agrimax. Agrimax entered into a six-year lease, effective January 1, 1994, for 76,000 square feet of space for administrative and production use in Charlotte, North Carolina. The Charlotte facility has been subleased to an affiliate, UAF, LP in which Agrimax has an 18% equity interest. In August 1994, Agrimax entered into a five-year lease covering 25,000 square feet of space for administrative and production use in St. Paul, Minnesota. Agrimax has entered into a letter of intent with a private investor who has proposed to sublease the facility and operate a successor to the fresh flower business which Agrimax formerly conducted at that location. See Note 3 to Consolidated Financial Statements.

Item 3.    Legal Proceedings.

      None.

Item 4.    Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

Item 5.    Market for the Registrant's Common Stock
            and Related Stockholder Matters.

      The Company's Common Stock is listed for trading on the American Stock Exchange ("AMEX") under the symbol EPT. High and low sales prices reported by AMEX during the periods indicated are shown below.

Year ended September 30               1995                        1994
-------------------------------------------------------------------------------
Sales price per share            High        Low            High        Low
First Quarter                 $ 26        $ 18-1/2       $ 24-1/4    $ 19-5/8

Second Quarter                  21-7/8      13-5/8         21-5/8      13-1/4

Third Quarter                   18-3/8      13-5/8         19-3/8      13-3/8

Fourth Quarter                  18          13-3/4         22          15-3/8

      On November 30, 1995, there were 1,203 holders of record of the Common Stock, and the closing price of the Common Stock was $11-3/4. The Company has never paid any cash dividends, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.




Item 6.    Selected Financial Data.

      The following balance sheet data at September 30, 1995 and 1994 and the operating results for the years ended September 30, 1995, 1994 and 1993 have been derived from audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The balance sheet data at September 30, 1993, 1992 and 1991 and operating results for the years ended September 30, 1992 and 1991 have been derived from audited financial statements not required to be included in this Annual Report on Form 10-K.


                                  COMPARATIVE FINANICAL DATA
                           (In thousands, except net loss per share)

Year ended September 30                1995       1994         1993       1992       1991
-------------------------------------------------------------------------------------------
Operating results

Revenues. . . . . . . . . . . . .    $  4,965   $  4,819    $  3,283   $  3,043   $  3,809

Operating costs and expenses. . .      24,383     20,593      16,707     11,102      9,423

Other income (expense), net . . .         922        141      (1,305)       293        234

Net loss. . . . . . . . . . . . .     (18,496)   (15,633)    (14,729)    (7,765)    (5,380)

Net loss per share. . . . . . . .       (1.56)     (1.56)      (1.67)      (.90)      (.70)

Shares used in per share
 calculations . . . . . . . . . .      11,886     10,050       8,828      8,628      7,631


Balance sheet data

Working capital . . . . . . . . .    $ 20,532   $ 17,184    $  8,703   $  9,623   $ 10,822

Total assets. . . . . . . . . . .      30,134     24,555      14,145     14,130     14,236

Long-term debt. . . . . . . . . .          22         38          57          -          -

Convertible notes, due 1997 . . .       3,620      4,070       4,630      5,495          -

Accumulated deficit . . . . . . .     (71,585)   (53,090)    (37,457)   (22,728)   (14,962)

Shareholders' equity. . . . . . .      22,347     18,470       7,970      7,660     13,384

Item 7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

Results of Operations

Revenues increased 3% in the year ended September 30, 1995 to $ 4.97 million. Revenues increased 47% in 1994 and increased 8% in 1993 from the prior fiscal years. Product sales accounted for 97% of revenues in 1995, 99% in 1994 and 92% in 1993.

EPIblot, the Company's Western blot HIV confirmatory test, produced 1995 revenues of $1.8 million, representing a 7% increase over the prior fiscal year, following an increase of 22% and an increase of 10% in 1994 and 1993, respectively. Sales volumes for EPIblot increased in 1995 and 1994 due to further penetration of the U.S. market and in 1993 due to intensified sales efforts in response to contract incentives.

OraSure, the Company's oral specimen collection device, accounted for revenues of $981,000 in 1995, an increase of 11% from 1994; revenues in 1994 represented a decrease of 19% from levels attained in 1993. Prior to 1995, sales of OraSure were limited by the Food and Drug Administration ("FDA") to use for testing for cotinine, a nicotine derivative, in the U.S. and for pre-insurance testing for HIV in foreign countries approved for export by the FDA. The FDA approved the Company's Premarket Approval application ("PMA") for permission to market the device for use in the U.S. for screening for antibodies to the AIDS virus in December 1994. Shipments of OraSure for HIV screening of insurance applicants commenced in March 1995.

Sales of Fresche Blossoms<reg-trade-mark> packaged fresh cut flowers by the Company's Agrimax Floral Products, Inc. subsidiary ("Agrimax") for 1995 amounted to $1.9 million during the first seven months of the year. Sales of flowers amounted to $2.1 million and $482,000 in 1994 and 1993, respectively. In May 1995, Agrimax combined its Charlotte, North Carolina operations with an affiliate of Universal American Flowers, Inc. ("UAF") of Tampa, Florida and suspended operation of its Minnesota facility. The Company subsequently merged its fresh flower operations with those of UAF in return for an equity interest in the merged entity of approximately 18%. (See Note 3 to Consolidated Financial Statements.)

VitroGraft<reg-trade-mark> grape plants which are resistant to phylloxera, a plant louse that has infested U.S. vineyards, accounted for revenues of $84,000 through June 1995, when the Company agreed to sell its 100% equity interest in Vinifera, Inc. ("Vinifera") to a Swiss investment group. (See
Note 3 to Consolidated Financial Statements.)

Gross margins on product sales were negative for 1995 and 1994, as compared to positive gross margins (7%) in 1993. Margins for 1995 and 1994 were adversely affected by excess costs and inefficiencies encountered at the Agrimax unit which was operated at less than full capacity. Margin percentages for EPIblot were positive in 1995, 1994 and 1993. OraSure margins for 1995 and 1994 were negative due to charges for obsolete inventory accumulated prior to the December 1994 FDA approval of OraSure for use in HIV screening. OraSure achieved positive gross margins in 1993 due to the favorable effect of contracted outsourcing of manufacturing.

Research and development costs of $6.8 million were incurred in 1995, representing an increase of 13% as compared to a decrease of 14% in 1994 and an increase of 38% in 1993. Medical products research costs totaled $4.6 million in 1995, a 25% increase, primarily for oral diagnostics products, which compares to a decrease of 12% and an increase of 18% in 1994 and 1993, respectively. The Company's agricultural subsidiaries incurred research and development costs of $2.2 million in 1995, a decrease of 7% from 1994. Research and development expenses in the Company's agricultural subsidiaries in 1994 were $2.4 million, down 17% from 1993 principally due to decreased development costs with regard to Agrimax Fresche Blossoms fresh cut flowers. Agricultural research project costs of $2.9 million in 1993 were almost double the amount incurred in 1992, as the Company increased its grape plant micropropagation activities, accelerated its genetic engineering research efforts to extend post-harvest shelf life of plants and vegetables, with emphasis on tomatoes, strawberries and raspberries, and developed improved floral preservatives and the packaging system for the Fresche Blossoms line of packaged fresh cut flowers.

Selling, general and administrative expenses were $11.2 million in 1995, as compared to $7.8 million in 1994 and $6.9 million in 1993. Increases in 1995 were attributable to three major factors: (1) development of a larger infrastructure to support operations after FDA approval of OraSure, (2) divestiture of Vinifera and Agrimax operations and (3) restructuring at year end. 1995 expenses include charges of $607,000 for employee severance payments and other expenses related to the corporate restructuring program and $500,000 for disposition of the Company's Agrimax and Vinifera operations. (See Notes 2 and 3 to Consolidated Financial Statements.) Positions eliminated in the restructuring represent an annualized cost savings of approximately $2 million. General and administrative expenses increased $826,000 during 1994 primarily due to the establishment of the second Agrimax fresh flower packaging operation in North Carolina. Vinifera's general and administrative expenses decreased $201,000 primarily due to lower outside consulting costs during 1994 as compared to 1993. Corporate administration general and administrative expenses increased $180,000 to $3.6 million during 1994 resulting from increased premiums for directors and officers liability insurance as well as increased media consulting and investor relations expenses. In 1993, medical products sales and marketing expenses increased $559,000 as the Company expanded marketing activities to international markets. Vinifera was formed in 1993 as a wholly owned subsidiary to conduct the Company's grapevine technology business. In preparation for marketing its products as an independently financed entity, Vinifera incurred increased expenses totaling $956,000. Vinifera expanded promotional activities in the vineyard industry, formed a grape industry advisory board, engaged investment bankers to assist in a private placement of securities, and hired a new chief executive officer. Also, in 1993, Agrimax incurred $686,000 in additional sales and marketing expenses and $611,000 in additional general and administrative expenses in connection with establishing its first fresh flower packaging operation in Minnesota.

Other income (expense) in 1995 and 1994 consisted primarily of interest income on temporary investments of excess funds, less interest expense on Agritope long-term debt. In 1993, other income (expense) included a non-cash charge of $1.4 million for settlement of a class action securities suit. (See Note 6 to Consolidated Financial Statements.)

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities on hand as of year-end totaled $21.3 million in 1995 and $16.6 million in 1994. At September 30, 1995, the Company had working capital of $20.5 million, as compared to $17.2 million at September 30, 1994.

Proceeds from the issuance of equity securities represent the primary source of funds for meeting the Company's requirements for operations, working capital and business expansion. During 1995, the Company received proceeds of $21.0 million from the exercise of warrants and options to purchase common stock. The Company also reduced cash requirements for operations with the divestiture of two agricultural business units. (See Note 3 to Consolidated Financial Statements.) With respect to its remaining agricultural business, Agritope, the Company is in the early stages of considering an initial public offering, a spin-off to shareholders, partnerships with strategic partners and similar financing alternatives.

Investment in nonconsolidated subsidiaries includes the book value of the investment in Agrimax operating assets. Agrimax holds an equity interest of approximately 18% in UAF, L.P., a fresh flower distribution concern which operates the business formerly conducted at Charlotte, North Carolina. (See
Note 3 to Consolidated Financial Statements.) Other accounts receivable include a $400,000 working capital loan which was extended to the newly formed flower business to fund initial working capital requirements. The line was paid in full in November 1995.

Salaries, benefits and other accrued liabilities as of September 30, 1995, include a $500,000 accrual related to the disposition of Vinifera and Agrimax and $475,000 for unpaid expenses incurred in connection with the Company's reduction in work force. (See Notes 2 and 3 to Consolidated Financial Statements.)

Item 8.    Financial Statements and Supplementary Data.

      Information with respect to this Item is (i) set forth below and (ii) contained in the Company's Consolidated Financial Statements included in
Item 14 of this Annual Report on Form 10-K. The following table presents summarized quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended September 30, 1995 and 1994. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Company's Consolidated Financial Statements and related notes included in Item 14 of this Annual Report on Form 10-K.


                          QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                           (In thousands, except net loss per share)


                                      First      Second       Third      Fourth
Year ended September 30, 1995        Quarter     Quarter     Quarter     Quarter      Total
---------------------------------------------------------------------------------------------
Revenues........................     $ 1,135     $ 1,675     $ 1,569     $   586     $ 4,965

Operating costs and expenses....       5,571       6,721       6,025       6,066      24,383

Other income (expense), net.....         134         214         308         266         922

Net loss........................      (4,302)     (4,832)     (4,148)     (5,214)    (18,496)

Net loss per share..............        (.39)       (.41)       (.34)       (.42)      (1.56)


                                      First      Second       Third      Fourth
Year ended September 30, 1994        Quarter     Quarter     Quarter     Quarter      Total
---------------------------------------------------------------------------------------------
Revenues........................     $   872     $ 1,987     $ 1,359     $   601     $ 4,819

Operating costs and expenses....       3,826       6,344       5,246       5,177      20,593

Other income (expense), net.....           6         (10)         86          59         141

Net loss........................      (2,948)     (4,367)     (3,801)     (4,517)    (15,633)

Net loss per share..............        (.32)       (.46)       (.36)       (.42)      (1.56)


Item 9.    Changes in and Disagreements with
            Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

      The Company has omitted from Part III the information that will appear in the Company's definitive proxy statement for its annual meeting of shareholders to be held on February 20, 1996 (the "Proxy Statement"), which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Item 10.   Directors and Executive Officers of the Registrant.

      The information required by this Item is incorporated by reference to the information under the captions "Election of Directors" and "Executive Officers" in the Proxy Statement.

Item 11.   Executive Compensation.

      The information required by this Item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item is incorporated by reference to the information under the caption "Principal Shareholders" in the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions.

      The information required by this Item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a)(1) and (a)(2)  Consolidated Financial Statements and Schedules.

Report of Independent Accountants

Consolidated Balance Sheets at September 30, 1995 and 1994

Consolidated Statements of Operations for years ended September 30, 1995, 1994, and 1993

Consolidated Statements of Changes in Shareholders' Equity for years ended September 30, 1995, 1994, and 1993

Consolidated Statements of Cash Flows for years ended September 30, 1995, 1994, and 1993

Notes to Consolidated Financial Statements

Report of Independent Accountants

To the Board of Directors and Shareholders of Epitope, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Epitope, Inc. and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
Portland, Oregon
October 30, 1995

Consolidated Balance Sheets




  SEPTEMBER 30                                                      1995           1994
------------------------------------------------------------------------------------------
  Assets
  Current assets
  Cash and cash equivalents (Note 2).....................        $ 4,259,897   $11,024,997
  Marketable securities (Note 2).........................         17,080,246     5,603,414
  Trade accounts receivable, net (Note 2)................            367,487       348,312
  Other accounts receivable..............................          1,376,543       373,668
  Inventories (Note 2)...................................          1,433,746     1,668,772
  Prepaid expenses.......................................            159,463       141,855
                                                                --------------------------
  Total current assets...................................         24,677,382    19,161,018

  Property and equipment, net (Notes 2 and 4)............          2,544,772     4,430,695
  Patents and proprietary technology, net (Note 2).......            555,767       411,238
  Investment in nonconsolidated subsidiaries (Note 3)....          2,117,343             -
  Other assets and deposits (Note 5).....................            238,758       552,302
                                                                --------------------------
                                                                 $30,134,022   $24,555,253

  Liabilities and Shareholders' Equity
  Current liabilities
  Current portion of installment notes payable...........        $    17,758   $    17,758
  Accounts payable.......................................            945,395       522,085
  Salaries, benefits and other accrued liabilities
    (Notes 2 and 9)......................................          3,182,516     1,437,142
                                                                --------------------------
  Total current liabilities..............................          4,145,669     1,976,985

  Long-term portion of installment notes payable.........             21,749        37,886

  Convertible notes, due 1997 (Note 5)...................          3,620,003     4,070,000

  Commitments and contingencies (Notes 6, 8, 9, 10 and 11)                 -             -

  Shareholders' equity (Note 6)
  Preferred stock, no par value - 1,000,000 shares authorized;
   no shares issued or outstanding........................                 -             -
  Common stock, no par value - 30,000,000 shares
   authorized; 12,485,130 and 10,926,551 shares issued and
   outstanding, respectively..............................        93,931,947    71,559,900
  Accumulated deficit.....................................       (71,585,346)  (53,089,518)
                                                                 --------------------------
                                                                  22,346,601    18,470,382
                                                                 --------------------------

                                                                 $30,134,022   $24,555,253

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

  FOR THE YEAR ENDED SEPTEMBER 30                     1995          1994          1993
--------------------------------------------------------------------------------------------
  Revenues
  Product sales..............................    $  4,822,168  $  4,760,540  $  3,003,235
  Grants and contracts.......................         143,042        58,202       279,905
                                                --------------------------------------------
                                                      4,965,210     4,818,742     3,283,140

  Costs and expenses
  Product costs..............................       6,398,687     6,716,468     2,791,784
  Research and development costs.............       6,822,239     6,050,206     7,021,227
  Selling, general and administrative expenses     11,162,358     7,826,115     6,894,447
                                                --------------------------------------------
                                                   24,383,284    20,592,789    16,707,458

  Loss from Operations                            (19,418,074)  (15,774,047)  (13,424,318)

  Other income (expense), net................         922,246       141,459    (1,305,031)
                                                --------------------------------------------
  Net loss...................................    $(18,495,828) $(15,632,588) $(14,729,349)

  Net loss per share.........................    $      (1.56) $      (1.56) $      (1.67)

  Weighted average number of shares
  outstanding................................      11,886,234    10,050,129     8,827,710

The accompanying notes are an integral part of these statements.


Consolidated Statements of Changes in Shareholders' Equity

                                            Common Stock          Accumulated
                                        Shares       Dollars        deficit         Total
                                     --------------------------------------------------------
Balances at September 30, 1992         8,712,533   $30,387,728   $(22,727,581)   $ 7,660,147
Common stock issued upon
  exercise of options. . . . . . . .      36,173       368,545              -        368,545
Common stock issued as compensation.      11,298       189,281              -        189,281
Compensation expense for stock
  option grants. . . . . . . . . . .           -     1,004,714              -      1,004,714
Common stock issued upon
  exercise of warrants . . . . . . .     287,060     3,818,143              -      3,818,143
Common stock issued upon
  exchange of convertible notes. . .      44,858       864,945              -        864,945
Warrants to purchase common stock. .           -     9,388,750              -      9,388,750
Warrants to be issued in class
  action settlement. . . . . . . . .           -     1,500,000              -      1,500,000
Equity issuance costs. . . . . . . .           -    (2,094,807)             -     (2,094,807)
Net loss for the year. . . . . . . .           -             -    (14,729,349)   (14,729,349)
                                     --------------------------------------------------------
Balances at September 30, 1993 . . .   9,091,922    45,427,299    (37,456,930)     7,970,369
Common stock issued upon
  exercise of options. . . . . . . .      52,488       636,293              -        636,293
Common stock issued as
  compensation . . . . . . . . . . .      19,678       368,778              -        368,778
Compensation expense for
  stock option grants. . . . . . . .           -     1,167,272              -      1,167,272
Common stock issued upon
  exercise of warrants . . . . . . .     618,291     9,718,259              -      9,718,259
Common stock issued upon
  exchange of convertible notes. . .      28,672       559,964              -        559,964
Common stock issued in
  private placement. . . . . . . . .   1,115,500    17,057,563              -     17,057,563
Equity issuance costs. . . . . . . .           -    (3,375,528)             -     (3,375,528)
Net loss for the year. . . . . . . .           -             -    (15,632,588)   (15,632,588)
                                     --------------------------------------------------------
Balances at September 30, 1994 . . .  10,926,551    71,559,900    (53,089,518)    18,470,382
Common stock issued upon
  exercise of options. . . . . . . .     183,525     2,145,673              -      2,145,673
Common stock issued as
  compensation . . . . . . . . . . .      16,013       266,800              -        266,800
Compensation expense for
  stock option grants. . . . . . . .           -     1,374,710              -      1,374,710
Common stock issued upon
  exercise of warrants . . . . . . .   1,336,000    18,892,750              -     18,892,750
Common stock issued upon
  exchange of convertible notes. . .      23,041       449,991              -        449,991
Equity issuance costs. . . . . . . .           -      (757,877)             -       (757,877)
Net loss for the year. . . . . . . .           -             -    (18,495,828)   (18,495,828)
                                     --------------------------------------------------------
Balances at September 30, 1995 . . .  12,485,130   $93,931,947   $(71,585,346)  $ 22,346,601


The accompanying notes are an integral part of these statements.


Consolidated Statements of Cash Flows

  FOR THE YEAR ENDED SEPTEMBER 30                       1995         1994          1993
  ------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net loss.......................................   $(18,495,828) $(15,632,588) $(14,729,349)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization...................      1,458,675     1,156,211     1,092,235
(Gain) loss on disposition of property..........            819        75,671        (2,442)
Warrants issued in lawsuit settlement...........              -             -     1,500,000
Warrants issued in exchange for technology
 transfer.......................................              -             -       270,000
Decrease (increase) in accounts receivable and
  other receivables.............................     (1,022,050)     (321,035)       67,667
Increase in inventories.........................       (286,903)     (658,207)     (143,322)
Decrease (increase) in prepaid expenses.........       (17,608)        80,319      (105,241)
Decrease (increase) in other assets and deposits       (33,521)           335        (4,435)
Increase in accounts payable and accrued
 liabilities....................................      2,168,684       397,332       494,683
Common stock issued as compensation for services        266,800       368,778       189,281
Compensation expense for stock option grants and
 deferred salary increases......................      1,374,710     1,259,273     1,004,714
                                                   -----------------------------------------
Net cash used in operating activities...........    (14,586,222)  (13,273,911)  (10,366,209)

Cash flows from investing activities
Investment in marketable securities.............    (16,194,994)   (5,603,414)            -
Proceeds from sale of marketable securities.....      4,718,162             -     6,511,307
Additions to property and equipment.............     (1,350,850)   (2,590,751)   (1,190,783)
Proceeds from sale of property..................         14,343         1,000         2,500
Expenditures for patents and proprietary
 technology.....................................       (305,135)     (185,670)     (145,606)
Investment in affiliated companies..............        652,698        64,938      (250,000)
                                                   -----------------------------------------
Net cash (used in) provided by investing
 activities.....................................    (12,465,776)   (8,313,897)    4,927,418

Cash flows from financing activities
Installment purchase obligation.................              -             -        76,368
Principal payments under installment purchase and
 capital lease obligations......................        (16,137)      (20,724)       (2,010)
Proceeds from issuance of common stock..........     21,060,912    24,387,702     4,186,688
Cost of common stock issuance...................       (757,877)     (310,849)            -
Proceeds from issuance of warrants to purchase
common stock....................................              -             -     8,312,500
Cost of warrant issuance........................              -             -    (1,194,198)
Proceeds from issuance of long-term debt........              -             -             -
Cost of debt issuance...........................              -             -       (17,526)
                                                   -----------------------------------------
Net cash provided by financing activities.......     20,286,898    24,056,129    11,361,822

Net increase (decrease) in cash and cash
 equivalents....................................     (6,765,100)    2,468,321     5,923,031

Cash and cash equivalents at beginning of year..     11,024,997     8,556,676     2,633,645
                                                   -----------------------------------------
Cash and cash equivalents at end of year........   $  4,259,897  $ 11,024,997  $  8,556,676


The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1     The Company

Epitope, Inc. (the Company or Epitope) is an Oregon corporation utilizing biotechnology to develop and market medical diagnostic products and, through its agricultural unit, superior new plants and related products.

Note 2     Summary of Significant Accounting Policies

CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS; MARKETABLE SECURITIES. For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investments with maturities at time of purchase of three months or less to be cash equivalents. At September 30, 1995, marketable securities consisted of commercial paper and U.S. Treasury securities with an original maturity period greater than three months. The Company's policy is to invest its excess cash in securities that maximize (a) safety of principal, (b) liquidity for operating needs, and (c) after-tax yields.

Effective October 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Pursuant to SFAS 115, the Company has categorized all of its investments as available-for-sale securities and, accordingly, unrealized gains and losses on such investments, if material, will be carried as a separate component of shareholders' equity. Such unrealized gains and losses were immaterial as of September 30, 1995.

INVENTORIES. Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventory components are summarized as follows:

September 30                         1995                        1994
------------------------------------------------------------------------
Raw materials. . . . . . . .    $   657,568                 $   721,199
Work-in-process. . . . . . .        379,470                     595,597
Finished goods . . . . . . .        295,032                     293,674
Supplies . . . . . . . . . .        101,676                      58,302
                            --------------------------------------------
                                $ 1,433,746                 $ 1,668,772


DEPRECIATION AND CAPITALIZATION POLICIES. Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to operating expense as incurred. Such expenditures amounted to $129,526, $72,836 and $81,433 for the years ended September 30, 1995, 1994 and 1993, respectively. Expenditures for renewals and betterments are capitalized.

Depreciation and amortization of property and equipment are calculated primarily under the straight-line method over the estimated lives of the related assets (three to seven years). Leasehold improvements are amortized over the shorter of estimated useful lives or the terms of related leases. When assets are sold or otherwise disposed, cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in operations.

PATENTS AND PROPRIETARY TECHNOLOGY. Direct costs associated with patent submissions are capitalized and amortized over their minimum estimated economic useful lives, generally five years. Amortization expense of such costs was $154,277, $114,826 and $88,911 for the years ended September 30, 1995, 1994 and 1993, respectively, and accumulated amortization was $486,466 and $332,189 at September 30, 1995 and 1994, respectively.

REVENUE RECOGNITION. Product revenues are generally derived from the sale of products and are recognized as revenue when the related products are shipped. Grant and contract revenues include funds received under research and development agreements with various entities. Such revenues are recognized in accordance with contract terms.

Accounts receivable are stated net of an allowance for doubtful accounts of $72,044 and $51,696 at September 30, 1995 and 1994, respectively.

RESEARCH AND DEVELOPMENT. Research and development expenditures are comprised of those costs associated with the Company's own ongoing research and development activities including the costs to prepare for, obtain and compile clinical studies and other information to support product license applications. Expenditures for research and development also include costs incurred under contracts to develop certain products, including those contracts resulting in grant and contract revenues. All research and development costs are expensed as incurred.

ADVERTISING COSTS. The Company expenses all advertising and promotion costs as incurred. During the years ended September 30, 1995, 1994 and 1993, respectively, the Company expended $294,796, $210,661 and $212,071 for advertising and product promotion.

INCOME TAXES. The Company accounts for certain revenue and expense items differently for income tax purposes than for financial reporting purposes. These differences arise principally from methods used in accounting for stock options and depreciation rates.

NET LOSS PER SHARE. Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and warrants are excluded from such computations because their effect on net loss per share would be anti-dilutive.

SUPPLEMENTAL CASH FLOW INFORMATION. Non-cash financing and investing activities not included in the consolidated statements of cash flows are summarized as follows:

YEAR ENDED SEPTEMBER 30                                1995        1994        1993
--------------------------------------------------------------------------------------
Conversion of notes to equity (Note 5). . . . .    $  427,496  $   600,231  $  959,304
Discount on private placement of common stock . .           -    3,024,413           -
Fair value of warrants issued to placement agent.           -            -     806,250
Investment in nonconsolidated subsidiary. . . . .   2,584,979            -           -


SUPPLEMENTAL PROFIT AND LOSS INFORMATION. In September 1995, management announced a company-wide reduction in work force whereby 48 employees were terminated. The Company charged $607,000 to results of operations for severance payments and related expenses for this program. As of September 30, 1995, $475,000 of these charges remain accrued and are included in the accompanying consolidated balance sheets under the caption "Salaries, benefits and other accrued liabilities."

Note 3     Investment in Nonconsolidated Subsidiaries

In June 1995, the Company's wholly owned subsidiary, Agritope, Inc. (Agritope), agreed to sell its equity interest in its grape plant propagation unit, Vinifera, Inc. (Vinifera), to VF Holdings, Inc. (VF) an affiliate of a Swiss investment group. VF agreed to pay a purchase price of $5.9 million and an additional $5.0 million in earnout payments based on subsequent gross profits of Vinifera. VF also agreed to contribute a total of $4.0 million of operating funds to Vinifera. Agritope agreed to (1) conduct research and perform diagnostic testing services for Vinifera, (2) lease its Woodburn, Oregon, greenhouse facilities to Vinifera for at least one year until Vinifera relocates its operations and (3) provide administrative support services for a one-year transition period. VF has contributed over $600,000 to Vinifera to fund operations subsequent to June 1995, but has not made any other payments to Agritope or Vinifera. Accordingly, the accompanying financial statements do not reflect any gain on disposition of Vinifera. Such gain will be recognized on the installment method of accounting as payments are received. Agritope discontinued funding of Vinifera operations in June 1995 upon execution of the agreements with VF.

In May 1995, Agritope's wholly owned subsidiary, Agrimax Floral Products, Inc. (Agrimax), ceased operations as an independent entity. UAF, LP (UAF), in which Agrimax has an 18% interest, was formed to combine the Agrimax operations in Charlotte, North Carolina, with those of Universal American Flowers, Inc. in Tampa, Florida and Hammond, Louisiana. In connection with the UAF transaction, Agrimax contributed inventory, operating assets and the right to use its proprietory floral preservative and certain trademarks. A Minneapolis investment firm has entered into a letter of intent to purchase the remaining Agrimax business unit located in St. Paul, Minnesota.

The investment in Vinifera and Agrimax is included, at cost, in the accompanying consolidated balance sheet as of September 30, 1995, under the caption "Investment in nonconsolidated subsidiaries." For the years ended September 30, 1995, 1994 and 1993, respectively, the accompanying financial statements include revenues of $2.0 million, $2.2 million and $0.5 million, and operating losses of $3.8 million, $6.4 million and $3.4 million attributable to the Agrimax and Vinifera business units. The accompanying statement of operations for the year ended September 30, 1995, includes the results of operations of Agrimax and Vinifera through May and also includes a charge of $500,000 attributable to the disposition of Agrimax and Vinifera which is included in the accompanying consolidated balance sheets as of September 30, 1995 under the caption "Salaries, benefits and other accrued liabilities."

Note 4     Property and Equipment

Property and equipment are summarized as follows:

SEPTEMBER 30                                              1995                      1994
-------------------------------------------------------------------------------------------
Land. . . . . . . . . . . . . . . . . . . . . . .    $     30,020              $     30,020
Buildings and improvements. . . . . . . . . . . .         717,508                   722,811
Research and development laboratory equipment . .       1,094,971                   995,467
Manufacturing equipment . . . . . . . . . . . . .       1,296,416                 1,422,602
Office furniture and equipment. . . . . . . . . .       2,137,235                 2,175,762
Leasehold improvements. . . . . . . . . . . . . .       1,108,622                 2,156,400
Construction in progress. . . . . . . . . . . . .         105,611                   318,274
                                                     ---------------------------------------
                                                        6,490,383                 7,821,336
Less accumulated depreciation and amortization. .      (3,945,611)               (3,390,641)
                                                     ---------------------------------------
                                                     $  2,544,772              $  4,430,695

Note 5     Long-Term Debt

On June 30, 1992, Agritope completed a private placement with several European institutional investors pursuant to which $5,495,000 of convertible notes were issued. The notes are unsecured, mature on June 30, 1997 and bear interest at the rate of 4% per annum which is payable on each June 30 and December 31 until all outstanding principal and interest on the notes have been paid in full. The notes are convertible into common stock of the Company at a conversion price of $19.53 per share. In the event of an initial public offering of Agritope common stock, the notes would be automatically converted to shares of Agritope common stock at 90% of the public offering price.

During the years ended September 30, 1995 and 1994, respectively, investors exchanged $449,991 and $559,964 principal amount of convertible notes for the Company's common stock at an average price of $19.53 per share. In conjunction with the exchanges, unamortized debt issuance costs of $22,495 and $40,267 related to such notes were recognized as equity issuance costs during 1995 and 1994, respectively. Debt issuance costs are included in other assets and are being amortized over the five-year life of the notes. Amortization expense of debt issuance costs for the years ended September 30, 1995, 1994 and 1993, respectively, totaled $96,136, $91,715 and $121,000, leaving an unamortized balance of $197,077 and $315,708 at September 30, 1995 and 1994, respectively.

Note 6     Shareholders' Equity

AUTHORIZED CAPITAL STOCK. The Company's amended articles of incorporation authorize 1,000,000 shares of preferred stock and 30,000,000 shares of common stock. The Company's Board of Directors has authority to determine preferences, limitations and relative rights of the preferred stock.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE. As of September 30, 1995, the following shares of the Company's common stock were reserved for future issuance, as more fully described below:

PURPOSE                                                          SHARES
Outstanding warrants. . . . . . . . . . . . . . .             2,046,990
Outstanding stock options . . . . . . . . . . . .             3,636,103
Employee Stock Purchase Plan subscriptions. . . .                37,455
Conversion of notes (Note 5). . . . . . . . . . .               185,356
                                                      -----------------
                                                              5,905,904

COMMON STOCK WARRANTS. As of September 30, 1995, the following warrants to purchase shares of common stock were outstanding:

DATE OF ISSUANCE                  Shares           Price       Expiration Date
------------------------------------------------------------------------------
September 26, 1991. . . . .      171,500          $16.00    September 25, 1996
December 23, 1992 . . . . .    1,022,390           16.00    September 30, 1996
July 20, 1993 . . . . . . .      375,000           20.00        March 31, 1997
August 1, 1993. . . . . . .      200,000           18.50        March 31, 1997
October 17, 1994. . . . . .       50,000           18.50        March 31, 1997
November 22, 1994 . . . . .      228,100           18.50        March 31, 1997
                          --------------
                               2,046,990


In March 1995, the Company modified the terms of the warrants issued in December 1992 and July and August 1993. The warrants had an initial expiration date of April 22, 1995, based on Food and Drug Administration approval of the Company's OraSure collection device for HIV screening in December 1994.

The Company extended the periods during which the warrants could be exercised to the dates shown in the table above. The purchase price of the December 1992 warrants was increased to $16.00 per share effective April 23, 1995, and will be further increased to $18.50 per share on January 1, 1996. The purchase price of the August 1993 warrants was increased to $18.50 per share effective April 23, 1995. Under the modified terms, Common Stock purchased upon exercise of a warrant must be held for at least 60 days.

In March 1993, the Company entered into a stipulation of settlement with respect to a civil class action suit. Under terms of the settlement, which received final court approval of the U.S. District Court of Oregon on June 14, 1993, the Company agreed to establish a cash settlement fund, which was funded by the Company's insurance carrier, and to issue warrants to purchase 700,000 shares of common stock at a price of $17-1/8 per share to eligible members of the class and their legal counsel. A charge of $1,400,000 for the settlement, representing the fair market value of the warrants less insurance proceeds, is included in the accompanying consolidated statements of operations for the year ended September 30, 1993 under the caption "Other income (expense), net." The settlement warrants were issued as of November 24, 1993 and had an original expiration date of March 11, 1994. In March 1994, the U.S. District Court of Oregon approved extension of the expiration date by 60 days to May 10, 1994. Upon exercise of certain settlement warrants, the Company issued 248,191 shares of common stock for proceeds of $4,249,809. The remaining warrants expired unexercised.

STOCK AWARD PLANS. The Company's 1991 Stock Award Plan (the 1991 Plan) was approved by the shareholders during 1991, replacing the Company's Incentive Stock Option Plan (ISOP). The 1991 Plan provides for stock-based awards to employees, outside directors and members of scientific advisory committees or other consultants. Awards which may be granted under the 1991 Plan include qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards and other stock-based awards.

Under the terms of the 1991 Plan, qualified incentive stock options on shares of common stock may be granted to eligible employees, including officers, of the Company at an exercise price not less than the fair market value of the stock on the date of grant. The maximum term during which any option may be exercised is ten years from the date of grant. To date, options have been granted with four-year vesting schedules.

Options issued to employees under the Incentive Stock Option Plan (ISOP) were issued at prices not less than the fair market value of a share of common stock on the date of grant. The options are exercisable after one year from the date of grant at the rate of 25% per year cumulatively and expire ten years from the date of grant.

The Agritope, Inc. 1992 Stock Award Plan (the 1992 Plan) was adopted by Agritope and approved by the Company in 1992. The 1992 Plan, which has provisions similar to those of the Company's 1991 Plan, authorizes issuance of 2,000,000 shares of Agritope common stock. Until Agritope is no longer a wholly owned subsidiary of the Company, shares issued pursuant to exercise of options under the 1992 Plan will be converted into shares of the Company's common stock based on the ratio of the fair market value of the Company's common stock to the fair market value of Agritope common stock on the date of the grant.

The 1991 Plan and 1992 Plan also provide that nonqualified options may be granted at a price not less than 75% of the fair market value of a share of common stock on the date of grant. The option term and vesting schedule of such awards may either be unlimited or have a specified period in which to vest and be exercised. For the discounted nonqualified options issued, the Company amortizes, on a straight-line basis over the vesting period of the options, the difference between the exercise price and the fair market value of a share of stock on the date of grant. Such amortization expense for the years ended September 30, 1995, 1994 and 1993, respectively, was $1,374,710, $1,167,272 and $1,004,714. As of September 30, 1995, 330,880 shares of
Epitope common stock remain available for grant under the Company's stock award plans.

Options granted and outstanding under the Company's stock option plans are summarized as follows:

                                         1995                                1994                             1993
                                Shares               Price         Shares            Price           Shares            Price
----------------------------------------------------------------------------------------------------------------------------
Outstanding at
 beginning of period . .     3,483,432       $ 1.09-$24.94      3,052,653      $1.09-$24.94       2,299,350   $  1.09-$24.94
Granted. . . . . . . . .       802,050         14.94-18.88        589,850       14.38-22.94         826,604      16.38-22.13
Exercised. . . . . . . .      (183,525)         1.84-22.50        (52,488)      12.43-22.50         (36,173)      5.25-17.94
Canceled. . . . . . . .      (465,854)         7.38-22.94       (106,583)       8.50-22.94         (37,128)      7.38-22.50
                             ----------                         ----------                        ----------
Outstanding at
 end of period . . . . .     3,636,103          1.09-24.94      3,483,432        1.09-24.94       3,052,653       1.09-24.94
Exercisable. . . . . . .     2,002,925          1.09-24.94      1,557,505        1.09-24.94         871,204       1.09-24.94

Pursuant to the 1991 Plan, 3,680, 11,741, and 666 shares of common stock were also awarded to consultants and members of the Company's scientific advisory committees during 1995, 1994 and 1993, respectively.

EMPLOYEE STOCK PURCHASE PLANS. In 1991, the shareholders approved the Company's adoption of the 1991 Employee Stock Purchase Plan (1991 ESPP) covering a maximum of 100,000 shares of common stock for subscription over two offering periods. The purchase price for stock purchased under the 1991 ESPP for each of the two 24-month subscription periods was the lesser of 85% of the fair market value of a share of common stock at the commencement of the subscription period or the fair market value at the close of each subscription period. An employee may also elect to withdraw at any time during the subscription period and receive the amounts paid plus interest at the rate of 6%. During August 1993, 7,760 shares, at a purchase price of $15.67 per share, were issued to employees for the first 1991 ESPP purchase period which closed July 31, 1993. During April 1994, 676 shares, at a purchase price of $14.00 per share, were issued to employees for the second 1991 ESPP purchase period which closed March 31, 1994.

The 1993 Employee Stock Purchase Plan (1993 ESPP), as amended and restated effective February 1, 1993, covers a maximum of 250,000 shares of common stock for subscription over established offering periods. The Company's Board of Directors was granted authority to determine the number of offering periods, the number of shares offered, and the length of each period, provided that no more than three offering periods (other than Special Offering Subscriptions as described below) may be set during each fiscal year of the Company. Other provisions of the 1993 ESPP are similar to the 1991 ESPP. As of September 30, 1995, 29,572 shares of common stock were subscribed for during three offerings under the 1993 ESPP. Shares subscribed for under these 1993 ESPP offerings may be purchased over 24 months and have initial subscription prices of $15.36, $11.90 and $12.33 per share, respectively.

The 1993 ESPP was amended to allow the Company, at its discretion, to provide Special Offering Subscriptions whereby an employee's annual increase in compensation could be deferred for a one-year period. At the end of the one-year period, the employee can elect to receive the deferred compensation amount in the form of cash or shares of the Company's common stock. The purchase price for stock issued under a Special Offering Subscription is the lesser of 85% of the fair market value of a share of common stock on the first day of the calendar month the employee's increase was effective or the fair market value at the close of the one-year subscription period. During 1995 and 1994, respectively, 5,569 and 2,314 Special Offering Subscription shares were issued to employees at an average price of $15.26 and $15.24 per share. As of September 30, 1995, 7,883 shares of common stock were subscribed for under outstanding 1993 ESPP Special Offering Subscriptions.

Note 7     Income Taxes

As of September 30, 1995, the Company had net operating loss carryforwards of approximately $68.5 million and $65.9 million, respectively, to offset federal and state taxable income. Such carryforwards will expire from 1997 to 2010 if not used by the Company to reduce income taxes payable in future periods. Approximately $4.7 million of the Company's net operating loss carryforwards were generated as a result of deductions related to the exercise of stock options. When utilized, such carryforwards, as tax effected, will be reflected in the Company's financial statements as an increase in shareholders' equity rather than a reduction of the provision for income taxes.

As of September 30, 1995 the Company had total gross deferred tax assets of approximately $29.5 million, consisting primarily of $26.1 million of net operating loss carryforwards, $1.1 million of research and development tax credit carryforwards and $1.6 million of accrued deferred compensation costs. No benefit for these assets has been reflected in the accompanying consolidated financial statements as they do not satisfy the recognition criteria set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109). Accordingly, a valuation allowance of $29.5 million, representing a $7.5 million increase since September 30, 1994, has been recorded.

The expected tax benefit of approximately $6.5 million for the year ended September 30, 1995 is increased by approximately $900,000 and $100,000 for the effect of state and local taxes (net of federal impact) and research and experimentation credits, respectively, and is reduced by the $7.5 million increase in the valuation allowance.

Note 8     Research and Development Arrangements

In February 1995, the Company entered into a Development, License and Supply Agreement with SmithKline Beecham, plc (SB) pursuant to which the Company will conduct research and development projects funded by SB. Agritope also performed research work in 1995 with respect to raspberries which was partially funded by Sweetbriar Development, Inc. under a License Agreement dated October 18, 1994 and with respect to grapevine disease diagnostics funded by a Phase I grant from the U.S. Department of Agriculture under the Small Business Innovation Research Program.

During 1994, the Company participated in a National Cancer Institute program whereby the Company received funding for research toward the treatment of cancer. The Company received funds in 1993 and 1992 from the National Institute of Allergy and Infectious Diseases for work in developing a rapid test to detect AIDS antibodies on oral samples. Agritope has also received grant support from the U.S. Department of Agriculture, Oregon Strawberry Commission, and Oregon Raspberry & Blackberry Commission for antifungal biocontrol research.

Revenues from research and development arrangements are included in the accompanying consolidated statements of operations under the caption "Grants and Contracts."

Note 9     Distribution and Supply Contracts

The Company has entered into several contractual arrangements, including those discussed in the following paragraphs, for distribution of certain of its products to customers.

The Company continues to maintain supply and distribution agreements with Organon Teknika Corporation (Organon Teknika), whereby Organon Teknika supplies the Company's antigen requirements and exclusively distributes the Company's EPIblot HIV confirmatory tests (EPIblot) on a worldwide basis. As of April 1, 1994, the Company renewed the agreements which have an initial termination date of March 31, 1997 (with successive one-year renewal periods thereafter) and include pricing incentives based on volumes purchased and penalties for failure to purchase specified minimum quarterly volumes. For the years ended September 30, 1995, 1994 and 1993, respectively, revenues generated from sales of EPIblot to Organon Teknika were $1,808,431, $1,688,200 and $1,382,200, including export sales of $72,369, $320,700 and $316,877.

LabOne, Inc. (previously Home Office Reference Laboratory, Inc.) purchases oral specimen devices from the Company for use in insurance testing in return for non-exclusive distribution rights in the United States and Canada under an agreement which expires on March 13, 2000, with an automatic five-year renewal, unless either party notifies the other of intent to renew at least 180 days prior to the initial expiration date. For the years ended September 30, 1995, 1994 and 1993, respectively, revenue generated from product sales to LabOne, Inc. was $525,628, $477,186 and $907,446 including export sales of $58,500, $110,933 and $497,033.

SB has an exclusive agreement to market the Company's oral specimen collection device worldwide, except in several foreign countries and to the insurance industry in the U.S., Canada and Japan. SB commenced sales under the agreement in October 1995.

In 1995, SB made an initial license fee payment of $1 million to the Company. SB also placed $5 million in escrow for future payment to the Company, of which $1 million will be disbursed to the Company to reimburse future research project work and $4 million will be paid as an additional license fee upon FDA approval of a pending request to amend the labeling of the Company's oral specimen collection device to indicate a two-year shelf life. If the requested amendment for extended dating is not approved by February 21, 1996, then royalty payments due from SB to the Company may be offset against the initial $1 million license fee until such time as the amendment is approved. Accordingly, the initial $1 million license fee is included as deferred revenue under the caption "Salaries, benefits and other accrued liabilities" in the accompanying consolidated balance sheets as of September 30, 1995. The escrowed funds are not reflected in the Company's financial statements.

Note 10    Commitments

The Company leases office, manufacturing, warehouse and laboratory facilities under operating lease agreements which require minimum annual payments as follows:

                           YEAR ENDING SEPTEMBER 30
             ----------------------------------------------------
             1996. . . . . . . . . . . . . . .        $   534,143
             1997. . . . . . . . . . . . . . .            521,196
             1998. . . . . . . . . . . . . . .            521,196
             1999. . . . . . . . . . . . . . .            509,896
             2000. . . . . . . . . . . . . . .            128,532
                                                      -----------
                                                      $ 2,214,963

Under the agreements for the lease of its office and laboratory facilities, the Company is obligated to the lessor for its share of certain expenses related to the use, operation, maintenance and insurance of the property. These expenses, payable monthly in addition to the base rent, are not included in the amounts shown above. Rent expense aggregated $749,530, $616,750 and $523,079 for the years ended September 30, 1995, 1994 and 1993, respectively.

The Company is also contingently liable for the lease of property which has been subleased to UAF, L.P. in the following amounts:

                           YEAR ENDING SEPTEMBER 30
             -----------------------------------------------------------
             1996. . . . . . . . . . . . . . . . . .          $  173,400
             1997. . . . . . . . . . . . . . . . . .             193,353
             1998. . . . . . . . . . . . . . . . . .             205,704
             1999. . . . . . . . . . . . . . . . . .             222,804
                                                              ----------
                                                              $  795,261

Note 11    Profit Sharing and Savings Plan

The Company established a profit sharing and deferred salary savings plan in 1986 and restated the plan in 1991. All employees are eligible to participate in the plan. In addition, the plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under the provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. Effective October 1, 1991, the Company replaced a discretionary profit sharing provision with a matching contribution (either in cash, shares of Epitope common stock, or partly in both forms) equal to 50% of an employee's basic contribution, not to exceed 2.5% of an employee's compensation. The Board of Directors has the authority to increase or decrease the 50% match at any time. During 1995, 1994 and 1993, respectively, the Company contributed $97,631 (5,562 shares totaling $97,607 and the remainder in cash), $79,981 (4,632 shares totaling $79,807 and the remainder in cash), and $53,762 (2,722 shares totaling $52,825 and the remainder in cash) to the plan. As of September 30, 1995, 14,217 shares are outstanding under the plan.

Note 12    Segment Reporting

The Company's products are included in the medical products and agricultural products industry segments. (See Note 1 for a description of the Company's business.) The Company's products are sold principally in the United States, Canada, and Europe geographic areas. Operating loss represents revenues less operating expenses. In computing operating loss, allocated corporate administration expenses have been included; however, other income and expense items such as interest expense, miscellaneous income, and other charges have not been added or deducted. Other assets primarily represent cash and cash equivalents, marketable securities, and prepaid insurance.




Industry                                                               Identifiable
 Segments          Revenues               Operating Loss                  Assets
In thousands    1995    1994    1993     1995       1994      1993     1995    1994    1993
--------------------------------------------------------------------------------------------
Medical
 products....  $2,855  $2,605  $2,759  $(11,608)  $(6,284)  $(6,617)  $3,768  $3,464  $3,211
Agricultural
 products....   2,110   2,214     524    (7,810)   (9,490)   (6,807)   3,923   4,050   2,091
               -----------------------------------------------------------------------------
               $4,965  $4,819  $3,283   (19,418)  (15,774)  (13,424)   7,691   7,514   5,302

Other income
(expense), net
and other
assets.....                                 922       141    (1,305)  22,443  17,041   8,843
                                       -----------------------------------------------------
Net loss and
total assets..                         $(18,496) $(15,633) $(14,729) $30,134 $24,555 $14,145


Industry                Capital                Depreciation/
 Segments            Expenditures              Amortization
In thousands    1995    1994    1993     1995       1994      1993
--------------------------------------------------------------------
Medical
 products....  $1,112  $  462  $  511    $  833    $  651    $  584
Agricultural
 products....     239   2,129     680       626       505       508
               -----------------------------------------------------
               $1,351  $2,591  $1,191    $1,459    $1,156    $1,092



Geographic                                                             Identifiable
 Areas             Revenues               Operating Loss                  Assets
In thousands    1995    1994    1993     1995       1994      1993     1995    1994    1993
--------------------------------------------------------------------------------------------
United
 States....    $4,739  $4,276  $2,399  $(19,418) $(15,774) $(13,424)  $7,691  $7,514  $5,302
Canada.....        78     111     497       --        --       --       --       --      --
Europe.....        72     329     326       --        --       --       --       --      --
Other......        76     103      61       --        --       --       --       --      --
               -----------------------------------------------------------------------------
               $4,965  $4,819  $3,283  $(19,418) $(15,774) $(13,424)  $7,691  $7,514  $5,302


No schedules are included with the foregoing Consolidated Financial Statements because the required information is inapplicable or is presented in the Consolidated Financial Statements or related notes thereto.


          (a)(3) Exhibits.

                 See Index to Exhibits following the signature pages of this report.

          (b) Reports on Form 8-K. During the quarter ended September 30, 1995, the Company filed Current Reports on Form 8-K dated June 1, 1995 regarding the divestiture of Vinifera, Inc. and certain operations of Agrimax Floral Products, Inc.; September 16, 1995 regarding changes in directors of Vinifera, Inc. and failure of VF Holdings, Inc. to make certain payments to Agritope, Inc.; and September 28, 1995 regarding a restructuring of the Company.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 26, 1995.


                                         EPITOPE, INC.



                                         By/S/ADOLPH J. FERRO, PH.D.
                                         Adolph J. Ferro, Ph.D.
                                         President & Chief Executive Officer






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 26, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.


     SIGNATURE                           TITLE


     /S/ ADOLPH J. FERRO, PH.D.          President, Chief Executive Officer
     Adolph J. Ferro, Ph.D.              and Director
                                         (Principal Executive Officer)

     /S/ GILBERT N. MILLER               Executive Vice President and
     Gilbert N. Miller                   Chief Financial Officer
                                         (Principal Financial Officer)

     /S/ TERRY J. PAULSEN                Accounting Manager
     Terry J. Paulsen                    (Principal Accounting Officer)

     *W. CHARLES ARMSTRONG               Director
     W. Charles Armstrong

     *RICHARD K. DONAHUE                 Director
     Richard K. Donahue

     *ANDREW S. GOLDSTEIN                Director
     Andrew S. Goldstein

     *MARGARET H. JORDAN                 Director
     Margaret H. Jordan

     *R. DOUGLAS NORBY                   Director
     R. Douglas Norby

     *MICHAEL J. PAXTON                  Director
     Michael J. Paxton

     *ROGER L. PRINGLE                   Director
     Roger L. Pringle

     *G. PATRICK SHEAFFER                Director
     G. Patrick Sheaffer

     By*/S/ ADOLPH J. FERRO, PH.D.
        Adolph J. Ferro, Ph.D.
        (Attorney-in-Fact)

                               INDEX TO EXHIBITS

Exhibit
Number   Exhibit
-------  -------

2.1 Stock Purchase Agreement among Vinifera, Inc., Agritope, Inc., Epitope, Inc., and VF Holding, Inc., dated May 31, 1995.
         Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 1, 1995.

2.2 Operating and Transition Agreement dated as of May 1, 1995, among Agrimax Floral Products, Inc., William C. McClure, Gary W. Butler, Dorothea J. Owens, Timothy C. Finn, John W. Suber, and Anthony J. Wright. Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated June 1, 1995.

2.3 Agreement and Plan of Reorganization dated as of October 27, 1995, by and among Fresche Blossoms L.L.C., UAF, L.P., Agrimax Floral Products, Inc., Universal American Flowers, Inc., William C. McClure, Gary W. Butler, Dorothea J. Owens, Timothy C. Finn, John W. Suber, Jr., Anthony J. Wright, Doug Bauer, and Roxanne E. Bakula.

3.1 Restated Articles of Incorporation, as amended, of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 29, 1991.

3.2      Restated Bylaws of Registrant.  Incorporated by reference to Exhibit
         3.2 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1993.

4.1 Stock Purchase Agreement dated November 9, 1990, between certain investors and Registrant. Copies of the agreements with individual investors shall be filed with the Commission upon request pursuant to Instruction 2 of Item 601 of Regulation S-K ("Item 601, Instruction 2"). Incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1994 (the "1994 10-K").

4.2 Unit Purchase Agreement dated September 1991 between certain investors and Registrant. Copies of the agreements with individual investors shall be filed with the Commission upon request pursuant to
         Item 601, Instruction 2. Incorporated by reference to Exhibits 4.1 and 4.2 to the Registrant's Current Report on Form 8-K dated September 17, 1991.

4.3 Note Purchase Agreement dated June 10, 1992, among Agritope, Inc., Registrant, and certain investors. Copies of the agreements with individual investors shall be filed with the Commission upon request pursuant to Item 601, Instruction 2. Incorporated by reference to
         Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 30, 1992.

4.4 Warrant Purchase Agreement dated as of November 25, 1992, between certain investors and Registrant. Copies of the agreements with individual investors shall be filed with the Commission upon request pursuant to Item 601, Instruction 2. Incorporated by reference to
         Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1992 (the "1992 10-K").

4.5 1993 Technology Transfer Warrant Issuance Agreement dated as of June 15, 1993, between certain investors and Registrant. Copies of the agreements with individual investors shall be filed with the Commission upon request pursuant to Item 601, Instruction 2. Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-3 (No. 33-68510) ("Registration Statement No. 33-68510").

4.6 Form of Letter dated August 1, 1993, from Registrant regarding modification of the terms of the 1993 Technology Transfer Warrants. Incorporated by reference to Exhibit 4.5 to Registration Statement No. 33-68510.

4.7 1993 Warrant Purchase Agreement dated as of July 6, 1993, between certain investors and Registrant. Copies of the agreements with individual investors shall be filed with the Commission upon request pursuant to Item 601, Instruction 2. Incorporated by reference to
         Exhibit 4.6 to Registration Statement No. 33-68510.

4.8 Forms of Notice to Warrantholders and Agreement Regarding Extension of Expiration Date. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 29, 1995.

10.1 Incentive Stock Option Plan of Registrant, as amended. Incorporated by reference to Exhibit 10.1 to the 1994 10-K.

10.2 Amended and Restated Epitope, Inc., 1991 Stock Award Plan. Incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3     Agritope, Inc., 1992 Stock Award Plan.  Incorporated by reference to
         Exhibit 10.3 to the 1992 10-K.

10.4 Form of Nonqualified Stock Option Agreement to be issued to certain officers and directors of Registrant pursuant to Agritope, Inc., 1992 Stock Award Plan. Incorporated by reference to Exhibit 10.4 to the 1992 10-K.

10.5 Lease dated July 17, 1990, among Registrant, Koll Woodside Associates, a California general partnership, and Petula Associates, Ltd., an Iowa corporation. Incorporated by reference to Exhibit 10.5 to the 1994 10-K.

10.6 Fourth Amendment dated May 20, 1994, to Lease dated July 17, 1990, among Registrant, Koll Woodside Associates, a California general partnership, and Petula Associates, Ltd., an Iowa corporation. Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 30, 1994 ("June 1994 10-Q").

10.7 Business Park Lease dated May 5, 1994, among Registrant, Koll Woodside Associates, a California general partnership, and Petula Associates, Ltd., an Iowa corporation. Incorporated by reference to
         Exhibit 10.2 to the June 1994 10-Q.

10.8 Business Park Lease dated as of December 16, 1994, among Registrant, Petula Associates Ltd., an Iowa corporation, and Koll Portland Associates, a California general partnership. Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarterly period ended December 31, 1994.

10.9 Lease Agreement dated as of October 15, 1993, between Kathryne L. Brown and Agrimax Floral Products, Inc. Incorporated by reference to
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarterly period ended December 31, 1993 ("December 1993 10-Q").

10.10 Building Lease dated as of October 1, 1993, between Hermes Land Company and Agrimax Floral Products, Inc. Incorporated by reference to Exhibit 10.2 to the December 1993 10-Q.

10.11 Office/Warehouse Lease dated as of August 25, 1994, between Tonka Bay Associates as agent for M Corp. of Illinois and Agrimax Floral Products, Inc. Incorporated by reference to Exhibit 10.10 to the 1994 10-K.

10.12 Agreement dated November 23, 1987, between Registrant and Dr. Lyle Brown. Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (No. 33-18722) (the "1988 S-1").

10.13 Agreement dated December 9, 1987, between Registrant and Adolph Ferro, Ph.D. Incorporated by reference to Exhibit 4.3 to the 1988 S-1.

10.14 Agreement dated October 3, 1989, between Sakata Seed America, Inc. and Agritope, Inc. Incorporated by reference to Exhibit 10.13 to the 1994 10-K.

10.15 Distribution Agreement dated as of April 1, 1994, between Registrant and Organon Teknika Corporation. Incorporated by reference to
         Exhibit 10.3 to the June 1994 10-Q.

10.16 Supply Agreement dated as of April 1, 1994, between Registrant and Organon Teknika Corporation. Incorporated by reference to Exhibit
         10.4 to the June 1994 10-Q.

10.17 Amended and Restated Employment Agreement dated January 8, 1991 between Andrew S. Goldstein and Registrant. Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1991 (the "1991 10-K").

10.18 Amended and Restated Employment Agreement dated January 9, 1991, between Adolph J. Ferro, Ph.D., and Registrant. Incorporated by reference to Exhibit 10.29 to the 1991 10-K.

10.19 Employment Agreement dated January 28, 1990, between Gilbert N. Miller and Registrant. Incorporated by reference to Exhibit 10.19 to the 1994 10-K.

10.20 Employment Agreement dated July 1, 1990, between John H. Fitchen, M.D. and Registrant. Incorporated by reference to Exhibit 10.20 to the 1994 10-K.

10.21 Employment Agreement dated November 18, 1991, between Elaine J. Dubesa and Registrant. Incorporated by reference to Exhibit 10.20 to the 1992 10-K.

10.22 Employment Agreement dated June 1, 1992, between Kevin Crowley and Registrant. Incorporated by reference to Exhibit 10.21 to the 1992 10-K.

10.23 Employment Agreement dated July 15, 1995, between Byron A. Allen, Jr., and Registrant.

10.24 Employment Agreement dated August 31, 1993, between Charles E. Bergeron and Registrant.

10.25 Promissory Note dated August 29, 1995, made by Charles E. Bergeron to Registrant, and related Mortgage Deed dated December 22, 1995.

10.26 Development, License and Supply Agreement between Registrant and SmithKline Beecham plc dated February 24, 1995, as amended. Portions of this agreement have been granted confidential treatment. Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 30, 1995.

21. The Registrant's subsidiaries are Agritope, Inc., an Oregon corporation, and Agrimax Floral Products, Inc., a Minnesota corporation. The Registrant also owns a 60 percent interest in Epitope KK, a Japanese limited liability company, and a 50 percent interest in Beijing Epitope Biotech Co., Ltd., a Chinese corporation. On June 1, 1995, Agritope, Inc., agreed to sell its equity interest in Vinifera, Inc., for which it has not yet received scheduled payments.

23.      Consents of Price Waterhouse LLP.

24.      Powers of Attorney.

27.      Financial Data Schedules.