Form 10-Q
period 1995-12-31
EPITOPE INC/OR/
filed 1996-02-09
CIK 801555

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ____________

                                  FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarter ended December 31, 1995

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
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

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


          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1995: Common Stock, no par value 12,524,890

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                                                                      Page No.
                                                                      --------
Condensed Consolidated Balance Sheets at December 31, 1995 and
  September 30, 1995                                                         3

Condensed Consolidated Statements of Operations for the three months
  ended December 31, 1995 and 1994                                           4

Condensed Consolidated Statement of Changes in Shareholders' Equity for
  the three months ended December 31, 1995                                   5

Condensed Consolidated Statements of Cash Flows for the three months ended
  December 31, 1995 and 1994                                                 6

Notes to Condensed Consolidated Financial Statements                         7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8


                         PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                   9

EPITOPE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       12/31/95      9/30/95
                                                     (Unaudited)
-----------------------------------------------------------------------------
Assets
Current assets
Cash and cash equivalents . . . . . . . . . . .     $ 3,714,423   $ 4,259,897

Marketable securities . . . . . . . . . . . . .      15,589,968    17,080,246
Trade accounts receivable, net of
  allowance for doubtful accounts
  of $26,386 and $72,044, respectively. . . . .         530,000       367,487
Other accounts receivable . . . . . . . . . . .       1,014,135     1,376,543
Inventories (Note 2). . . . . . . . . . . . . .       1,467,077     1,433,746
Prepaid expenses. . . . . . . . . . . . . . . .         413,008       159,463
                                                    ___________   ___________

Total current assets. . . . . . . . . . . . . .      22,728,611    24,677,382

Property and equipment, net . . . . . . . . . .       2,329,177     2,544,772
Patents and proprietary technology, net . . . .         641,226       555,767
Investment in nonconsolidated subsidiaries. . .       2,207,762     2,117,343

Other assets and deposits (Note 3). . . . . . .         211,814       238,758
                                                    ___________   ___________

                                                    $28,118,590   $30,134,022

Liabilities and Shareholders' Equity
Current liabilities
Current portion of installment notes payable. .     $    17,758   $    17,758
Accounts payable. . . . . . . . . . . . . . . .         441,149       945,395
Salaries, benefits and other accrued liabilities      2,687,322     3,182,516
                                                    ___________   ___________


Total current liabilities . . . . . . . . . . .       3,146,229     4,145,669

Long-term portion of installment notes payable.          20,281        21,749

Convertible notes, due 1997 (Note 3). . . . . .       3,620,003     3,620,003

Commitments and contingencies . . . . . . . . .               -             -

Shareholders' equity (Note 3)
Preferred stock, no par value -
  1,000,000 shares authorized;
  no shares issued or outstanding . . . . . . .               -             -
Common stock, no par value -
  30,000,000 shares authorized; 12,524,890 and
  12,485,130 shares issued and
  outstanding, respectively . . . . . . . . . .      94,569,785    93,931,947
Accumulated deficit . . . . . . . . . . . . . .     (73,237,708)  (71,585,346)

                                                    ___________   ___________
                                                     21,332,077    22,346,601
                                                    ___________   ___________
                                                    $28,118,590   $30,134,022

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three months ended December 31                             1995         1994
-----------------------------------------------------------------------------
Revenues
Product sales . . . . . . . . . . . .                $   834,878  $ 1,115,113
Grants and contracts  . . . . . . . .                    476,261       19,659
                                                     ___________  ___________

                                                       1,311,139    1,134,772
Costs and expenses
Product costs . . . . . . . . . . . .                    485,959    1,773,549
Research and development costs. . . .                  1,045,553    1,544,711
Selling, general and administrative expenses           1,653,643    2,252,539
                                                     ___________  ___________


                                                       3,185,155    5,570,799

Loss from operations  . . . . . . . .                 (1,874,016)  (4,436,027)
Other income, net . . . . . . . . . .                    221,654      133,816

Net loss  . . . . . . . . . . . . . .                $(1,652,362) $(4,302,211)


Net loss per share. . . . . . . . . .                      $(.13)       $(.39)
Weighted average number of shares
 outstanding. . . . . . . . . . . . .                 12,492,379   11,031,368

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


                                 Common Stock
                                                      Accumulated
                             Shares      Dollars        deficit        Total
------------------------------------------------------------------------------
Balances at
 September 30, 1995 . . 12,485,130   $93,931,947  $(71,585,346)   $22,346,601
Common stock issued upon
  exercise of options .     38,527       271,067             -        271,067
Common stock issued as
  compensation  . . . .      1,233        20,190             -         20,190
Compensation expense on
  stock option grants . .        -       346,733             -        346,733
Equity issuance costs . .        -          (152)            -           (152)
Net loss for the period .        -             -    (1,652,362)    (1,652,362)
                        ___________  ____________ _____________   ____________

Balances at
  December 31, 1995 . . 12,524,890   $94,569,785  $(73,237,708)   $21,332,077

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Three months ended December 31                           1995        1994
----------------------------------------------------------------------------
Cash flows from operating activities
Net loss  . . . . . . . . . . . . . . .           $(1,652,362)   $(4,302,211)
Adjustments to reconcile net loss to
  net cash used in operating activities
Depreciation and amortization   . . . .               307,986        376,631
Loss on disposition of property . . . .                     -            420
(Increase) decrease in accounts
  receivable  . . . . . . . . . . . . .               199,895       (247,800)
Increase in inventories . . . . . . . .               (33,331)      (509,916)
Increase in prepaid expenses  . . . . .              (253,545)      (330,410)
(Increase) decrease in other assets and
  deposits  . . . . . . . . . . . . . .                 3,351         (1,958)
Increase (decrease) in accounts payable
  and accrued liabilities . . . . . . .              (999,440)       354,004
Common stock issued as compensation for
  services  . . . . . . . . . . . . . .                20,190         86,336
Compensation expense for stock option
  grants and deferred salary increases.               346,733        277,460
                                                  ___________    ___________

Net cash used in operating activities .            (2,060,523)    (4,297,444)

Cash flows from investing activities
Investment in marketable securities . .           (11,943,849)      (971,109)
Proceeds from sale of marketable
  securities  . . . . . . . . . . . . .            13,434,127      2,467,967
Additions to property and equipment . .               (20,097)      (343,761)
Proceeds from sale of property  . . . .                                9,580
Expenditures for patents and
  proprietary technology  . . . . . . .              (134,160)       (35,934)
Investment in affiliated companies  . .               (90,419)         1,966
                                                  ___________    ___________

Net cash provided by investing
  activities  . . . . . . . . . . . . .             1,245,602      1,128,709

Cash flows from financing activities
Principal payments under installment
  purchase and capital lease obligations              (1,468)         (4,435)

Proceeds from issuance of common stock               271,067       2,586,721
Cost of equity issuance . . . . . . . .                 (152)        (87,339)
                                                  __________     ___________

Net cash provided by financing
  activities  . . . . . . . . . . . . .              269,447       2,494,947

Net decrease in cash and cash
  equivalents . . . . . . . . . . . . .             (545,474)       (673,788)

Cash and cash equivalents at beginning
  of period . . . . . . . . . . . . . .            4,259,897      11,024,997
                                                  __________     ___________

Cash and cash equivalents at end of
  period  . . . . . . . . . . . . . . .          $ 3,714,423     $10,351,209

EPITOPE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - The Company

Epitope, Inc. (the Company or Epitope) is an Oregon corporation utilizing biotechnology to develop and market medical diagnostic products and, through its agricultural unit, superior new plants and related products.

Note 2 - Summary of Significant Accounting Policies

CONSOLIDATION
The interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

The interim condensed consolidated financial statements included herein are unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. Results of operations for the period ended December 31, 1995 are not necessarily indicative of the results of operations for the full fiscal year.

INVENTORIES
                               December 31, 1995       September 30, 1995
--------------------------------------------------------------------------
Raw materials . . . . . . . . .   $  810,794                 $  657,568
Work-in-process . . . . . . . .      403,132                    379,470
Finished goods  . . . . . . . .      183,120                    295,032
Supplies  . . . . . . . . . . .       70,031                    101,676
                                  __________                 __________
                                  $1,467,077                 $1,433,746


NET LOSS PER SHARE
Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and warrants are excluded from such computations because their effect on net loss per share would be anti-dilutive.

Note 3 - Long-Term Debt

On June 30, 1992, Agritope, Inc. (Agritope), a wholly owned subsidiary of the Company, completed a private placement with several European institutional investors pursuant to which $5,495,000 of convertible notes were issued. The notes are unsecured, mature on June 30, 1997 and bear interest at the rate of 4% per annum which is payable on each June 30 and December 31 until all outstanding principal and interest on the notes have been paid in full. Since July 1, 1993, the notes have been convertible into common stock of the Company at a conversion price of $19.53 per share. In the event of an initial public offering of Agritope common stock, the notes would be automatically converted to shares of Agritope common stock at 90% of the public offering price.

There were no conversions of convertible notes, into the Company's common stock, during the three months ended December 31, 1995 and 1994. Debt issuance costs are included in other assets and are being amortized over the five-year life of the notes. Amortization expense of debt issuance costs for the three months ended December 31, 1995 and 1994, respectively, totaled $23,594 and $24,868, leaving an unamortized balance of $173,484 and $290,840 at December 31, 1995 and 1994, respectively.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company recorded revenues of $1.3 million for the first quarter of fiscal 1996, a 16% increase as compared to revenues of $1.1 million for the corresponding quarter of fiscal 1995. Product sales accounted for 64% and 98% of revenues for the respective periods.

Revenues for EPIblot(R), the Company's Western blot HIV confirmatory test, totaled $342,000 for the current quarter as compared to $580,000 for the comparable quarter of the prior year. Shipments of EPIblot to Organon Teknika Corporation (Organon Teknika), the Company's exclusive distributor for EPIblot, decreased as Organon Teknika reduced excess inventory safety stock levels. During the quarter, 96% of EPIblot product sales were made in the U.S., up from 90% for the corresponding quarter of the prior year. As of December 31, 1995, the Company had firm orders for EPIblot totaling $402,000 scheduled for shipment through March 1996.

The Company's oral specimen collection device accounted for revenues of $491,000 during the current quarter as compared to $117,000 for the corresponding quarter of the prior year. The increase was due to increased use of the device for life insurance risk assessment following the December 1994 U.S. Food and Drug Administration approval of the Company's Premarket Approval application (PMA) for permission to market the device for the detection of antibodies to the AIDS virus. Prior to FDA approval, sales of the collection device were limited to use for testing for cotinine, a nicotine derivative, in the U.S. and for pre-insurance testing for HIV in foreign countries approved for export by the FDA. As of December 31, 1995, the Company had firm orders for its oral specimen collection device totaling $417,000 scheduled for shipment through March 1996.

Product sales resulted in a gross profit of 42% in the current quarter, an improvement from negative margins experienced in the first quarter of fiscal 1995. Increased sales volumes and higher average sales prices for the Company's oral specimen collection device were a significant component of the improvement in margins. In addition, the Company divested its fresh flower operations in the third quarter of fiscal 1995. Those operations experienced a negative gross profit in the first quarter of fiscal 1995.

The Company's medical products division reduced its operating loss as compared to the prior year first quarter by approximately $1 million due to improved profitability of products, contract revenues from SmithKline Beecham, and cost reductions as a result of the company's restructuring program. Consolidated operating losses in the first quarter of the prior fiscal year included $1.6 million related to two agricultural operations which were divested late in the prior fiscal year.

Other income, net, for the first quarters of fiscal 1996 and 1995 consisted primarily of interest income on temporary investments of excess funds, less interest expense on Agritope long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities on hand as of December 31, 1995 totaled $19.3 million as compared to $21.3 million at the Company's September 30, 1995 fiscal year-end. As of December 31, 1995 the Company had working capital of $19.6 million, which compares to $20.5 million at September 30, 1995.

Proceeds from the issuance of equity securities represent the primary sources of funds for meeting the Company's requirements for operations, working capital and business expansion. During the current quarter, the Company received $271,000 in proceeds from the exercise of employee stock options and purchases of stock under the Company's employee stock purchase plan.

Trade accounts receivable increased in the quarter by $163,000 due to increased sales of medical products, while other accounts receivable decreased due to collection of a short-term line of credit extended to an affiliated company in connection with the divestiture of certain fresh flower packaging operations. Prepaid expenses increased $254,000 due to the Company's annual renewal of insurance coverage.


PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            Exhibits are listed on the attached exhibit index following the signature page of this report.

            (b)   Reports on Form 8-K

            On October 13, 1995, the Company filed, on a current report on Form 8-K under Item 5, a letter to shareholders regarding events occurring during the calendar year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EPITOPE, INC., an Oregon corporation




February 9, 1996                         ADOLPH J. FERRO, Ph.D.
Date                                     Adolph J. Ferro, Ph.D.
                                         President, Chief Executive Officer
and
                                           Director
                                         (Principal Executive Officer)




February  9, 1996                        GILBERT N. MILLER
Date                                     Gilbert N. Miller
                                         Executive  Vice President,
                                           Chief Financial Officer
                                        (Principal Financial Officer)




February  9, 1996                       TERRY J. PAULSEN
Date                                    Terry J. Paulsen
                                        Accounting Manager
                                        (Principal Accounting Officer)

                                EXHIBIT INDEX

27.   Financial Data Schedule.