Form 10-Q
period 1996-03-31
EPITOPE INC/OR/
filed 1996-05-15
CIK 801555

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                               _ _ _ _ _ _ _ _ _

                                   FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1996
                                      OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _ _ _ _ _ _ _ to _ _ _ _

                        Commission File Number 1-10492


                                 EPITOPE, INC.
            (Exact name of registrant as specified in its charter)

               OREGON                              NO. 93-0779127
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

        8505 S.W. Creekside Place
           Beaverton, Oregon                             97008-7108
(Address of principal executive offices)                 (Zip code)

                                (503) 641-6115
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock, no par value, outstanding as of March 31, 1996: 12,567,441

                        PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                                                      Page No.
                                                                      - - - -

Condensed Consolidated Balance Sheets at March 31, 1996 and
   September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . .   3

Condensed Consolidated Statements of Operations for the three months
   and six months ended March 31, 1996 and 1995  . . . . . . . . . . . .   4

Condensed Consolidated Statement of Changes in Shareholders' Equity for
    the six months ended March 31, 1996  . . . . . . . . . . . . . . . .   5

Condensed Consolidated Statements of Cash Flows for the six months ended
    March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .   6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . .   7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .   9


                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .  10

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .10

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .  11

EPITOPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       3/31/96          9/30/95
                                                     (Unaudited)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 Assets
 Current assets
 Cash and cash equivalents . . . . . . . . . . .     $ 5,922,113    $ 4,259,897
 Marketable securities . . . . . . . . . . . . .      12,599,061     17,080,246
 Accounts receivable, net of allowance for
   doubtful accounts of $26,386 and $72,044,
   respectively  . . . . . . . . . . . . . . . .         717,559        367,487
 Other receivables . . . . . . . . . . . . . . .       1,035,882      1,376,543
 Inventories (Note 2)  . . . . . . . . . . . . .       1,352,579      1,433,746
 Prepaid expenses  . . . . . . . . . . . . . . .         407,046        159,463
                                                     -----------     ----------
 Total current assets  . . . . . . . . . . . . .      22,034,240     24,677,382

 Property and equipment, net . . . . . . . . . .       2,164,818      2,544,772
 Patents and proprietary technology, net . . . .         678,872        555,767
 Investment in nonconsolidated
   subsidiaries  . . . . . . . . . . . . . . . .       2,295,665      2,117,343
 Other assets and deposits (Note 3)  . . . . . .         188,065        238,758
                                                     -----------     ----------
                                                     $27,361,660    $30,134,022

 Liabilities and Shareholders' Equity
 Current liabilities
 Current portion of installment notes payable        $    17,758    $    17,758
 Accounts payable  . . . . . . . . . . . . . . .         316,589        945,395
 Salaries, benefits and other accrued
   liabilities . . . . . . . . . . . . . . . . .       2,883,752      3,182,516
                                                     -----------     ----------
 Total current liabilities . . . . . . . . . . .       3,218,099      4,145,669

 Long-term portion of installment notes payable           20,281         21,749

 Convertible notes, due 1997 (Note 3)  . . . . .       3,620,003      3,620,003

 Commitments and contingencies . . . . . . . . .               -              -

 Shareholders' equity (Note 3)
 Preferred stock, no par value - 1,000,000
   shares authorized; no shares issued or
   outstanding . . . . . . . . . . . . . . . . .               -              -
 Common stock, no par value - 30,000,000 shares
   authorized; 12,567,441 and 12,485,130 shares
   issued and outstanding, respectively  . . . .      95,558,122     93,931,947
 Accumulated deficit . . . . . . . . . . . . . .     (75,054,845)   (71,585,346)
                                                     -----------     ----------
                                                      20,503,277     22,346,601

                                                     $27,361,660    $30,134,022


EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                     Three months ended          Six months ended
                                    3/31/96      3/31/95      3/31/96       3/31/95
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 Revenues
 Product sales . . . . . . . .   $1,052,818   $1,672,837   $1,887,696    $2,787,950
 Grants and contracts  . . . .      417,088        1,806      893,349        21,465
                                - - - - - - - - - - - - - - - - - - - - - - - - - -
                                  1,469,906    1,674,643    2,781,045     2,809,415
 Costs and expenses
 Product costs . . . . . . . .      682,595    2,202,088    1,168,554     3,975,638
 Research and development
   costs . . . . . . . . . . .    1,075,420    1,692,517    2,120,973     3,237,228
 Selling, general, and
   administrative expenses . .    1,751,817    2,826,569    3,405,460     5,079,109
                                - - - - - - - - - - - - - - - - - - - - - - - - - -
                                  3,509,832    6,721,174    6,694,987    12,291,975

 Loss from operations  . . . .   (2,039,926)  (5,046,531)  (3,913,942)   (9,482,560)

 Other income, net . . . . . .      222,789      214,051      444,443       347,868
                                - - - - - - - - - - - - - - - - - - - - - - - - - -

 Net loss  . . . . . . . . . .  $(1,817,137) $(4,832,480) $(3,469,499)  $(9,134,692)

 Net loss per share  . . . . .  $      (.15) $      (.41) $      (.28)  $      (.80)

 Weighted average number of
   shares outstanding  . . . .   12,547,795   11,710,176   12,519,936    11,372,657



EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                       Common Stock
 Accumulated                       Shares      Dollars      Deficit        Total
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 Balances at September 30,
   1995  . . . . . . . . . . .   12,485,130  $93,931,947 $(71,585,346)  $22,346,601
 Common stock issued upon
   exercise of options . . . .       80,060    1,002,722            -     1,002,722
  Common stock issued as
   compensation  . . . . . . .        2,251       37,687            -        37,687
 Compensation expense on
   stock option grants . . . .            -      585,918            -       585,918
 Equity issuance costs . . . .            -         (152)           -          (152)
 Net loss for the period . . .            -            -   (3,469,499)   (3,469,499)
                                - - - - - - - - - - - - - - - - - - - - - - - - - -
 Balances at March 31, 1996  .   12,567,441  $95,558,122 $(75,054,845)  $20,503,277










EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six months ended March 31                                 1996          1995
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 Cash flows from operating activities
 Net loss  . . . . . . . . . . . . . . . . . . . .    $(3,469,499)  $(9,134,692)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation and amortization . . . . . . . . . .        583,266       772,720
 (Gain) loss on disposition of property  . . . . .          1,402           (24)
 Increase in accounts receivable and other
   receivables . . . . . . . . . . . . . . . . . .         (9,411)      (49,833)
 (Increase) decrease in inventories  . . . . . . .         81,167      (688,932)
 Increase in prepaid expenses  . . . . . . . . . .       (247,583)     (284,801)
 (Increase) decrease in other assets and
   deposits  . . . . . . . . . . . . . . . . . . .          3,351        (2,360)
 Increase (decrease) in accounts payable and
   accrued liabilities . . . . . . . . . . . . . .       (927,570)      143,101
 Common stock issued as compensation for
   services  . . . . . . . . . . . . . . . . . . .         37,687       193,487
 Compensation expense on stock option grants and
   deferred salary increases . . . . . . . . . . .        585,918       570,944
                                                      - - - - - - - - - - - - -
 Net cash used in operating activities . . . . . .     (3,361,272)   (8,480,390)

 Cash flows from investing activities
 Investment in marketable securities . . . . . . .    (18,943,849)   (6,401,070)
 Proceeds from sale of marketable securities . . .     23,425,034     2,941,162
 Additions to property and equipment . . . . . . .        (60,496)     (927,355)
 Proceeds from sale of property  . . . . . . . . .          4,097        10,080
 Expenditures for patents and proprietary
   technology  . . . . . . . . . . . . . . . . . .       (224,078)     (144,055)
 Investment in nonconsolidated subsidiaries  . . .       (178,322)      (20,260)
                                                      - - - - - - - - - - - - -
 Net cash provided by (used in) investing
   activities  . . . . . . . . . . . . . . . . . .      4,022,386    (4,541,498)

 Cash flows from financing activities
 Principal payments under installment purchase
   obligations . . . . . . . . . . . . . . . . . .         (1,468)       (8,897)
 Proceeds from issuance of common stock  . . . . .      1,002,722    15,880,345

 Cost of equity issuance . . . . . . . . . . . . .           (152)     (528,595)
                                                      - - - - - - - - - - - - -
 Net cash provided by financing activities . . . .      1,001,102    15,342,853


 Net increase in cash and cash equivalents . . . .      1,662,216     2,320,965

 Cash and cash equivalents at beginning of
   period  . . . . . . . . . . . . . . . . . . . .      4,259,897    11,024,997
                                                      - - - - - - - - - - - - -
 Cash and cash equivalents at end of period  . . .    $ 5,922,113   $13,345,962

EPITOPE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - The Company

Epitope, Inc. (the Company or Epitope) is an Oregon corporation utilizing biotechnology to develop and market medical diagnostic products and, through its agricultural units, superior new plants and related products.

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

Results of operations for the period ended March 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

INVENTORIES

                                          March 31, 1996    September 30, 1995

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Raw materials  . . . . . . . . . . . .      $  786,744          $  657,568
Work-in-process  . . . . . . . . . . .         354,937             379,470
Finished goods . . . . . . . . . . . .         158,316             295,032
Supplies . . . . . . . . . . . . . . .          52,582             101,676
                                            - - - - - -         - - - - - -
                                            $1,352,579          $1,433,746

NET LOSS PER SHARE
Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and warrants are excluded from such computations because their effect on net loss per share would be antidilutive.

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash financing activities not included in the Consolidated Statements of Cash Flows for the six months ended March 31, 1996 and 1995 are as follows:

                                                       1996               1995

- ------------------------------------------------------------------------------
Conversion of notes to equity (Note 3) . . . .   $        -         $  427,496

EPITOPE, INC.

Note 3 - Long-Term Debt

On June 30, 1992, a wholly owned subsidiary of the Company, Agritope, Inc. (Agritope), completed a private placement with several European institutional investors pursuant to which $5,495,000 of convertible notes were issued. The notes are unsecured, mature on June 30, 1997 and bear interest at the rate of 4% per annum which is payable on each June 30 and December 31 until all outstanding principal and interest on the notes have been paid in full. In the event of an initial public offering of Agritope common stock, the notes would be automatically converted to shares of Agritope common stock at 90% of the public offering price. Costs incurred in connection with the debt issuance are included in other assets and are being amortized over the five-year life of the notes. Amortization expense of debt issuance costs for the six months ended March 31, 1996 amounted to $47,341, leaving an unamortized balance of $149,737.

During the six months ended March 31, 1995, investors exchanged $449,991 principal amount of convertible notes for Epitope common stock at a conversion price of $19.53 per share. In conjunction with the exchanges, unamortized debt issuance costs of $22,495 related to such notes were recognized as equity issuance costs. There were no conversions of convertible notes into the Company's common stock during the six months ended March 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company recorded revenues of $1.5 million and $2.8 million, respectively, for the quarter and six-month period ended March 31, 1996, which were 12% and 1% lower than revenues for the respective periods of fiscal 1995. Product sales were $1.1 million and $1.9 million for the respective 1996 periods.

Sales of the Company's Western Blot Kit HIV confirmatory test, EPIblot(R), for the current quarter totaled $403,000, 21% lower than the revenues for the second quarter of fiscal 1995. For the six-months ended March 31, 1996, EPIblot sales of $745,000 were 32% below sales for the comparable period of the prior year. For the six-month period, 97% of EPIblot sales were made in the U.S. as compared to 95% for the comparable 1995 period. As of March 31, 1996, firm orders for EPIblot amounted to $588,000, including $358,000 scheduled for shipment during the upcoming quarter.

The Company's oral specimen collection device produced revenues of $647,000 for the current quarter as compared to $195,000 for the second quarter of fiscal 1995. Sales of the device for the six-month period ended March 31, 1996 were $1.1 million, an increase of $809,000 over the first six months of fiscal 1995. The increase in sales is attributable to increased use of the device for insurance testing purposes. As of March 31, 1996, the Company had firm orders for the device totaling $1.4 million, including $604,000 currently scheduled for shipment before June 30, 1996.

Gross margins on product sales were 35% for the current quarter and 38% for the six months ended March 31, 1996. Gross margins on product sales were negative for both the second quarter and for the first six-months of fiscal 1995. Increased volume of sales of the Company's oral specimen collection device accounted for the improved margins for medical products. The Company's fresh flower operations, which were divested in the third quarter of fiscal 1995, experienced negative margins in 1995.

The loss from operations amounted to $2.0 million and $3.9 million for the quarter and six months ended March 31, 1996, respectively, as compared to $5.0 million and $9.5 million for the same periods in fiscal 1995. The Company's two agricultural operations which were divested in the third quarter of fiscal 1995 accounted for $1.4 million and $3.0 million of operating losses in the second quarter and first six months of fiscal 1995, respectively. The medical products division accounted for reduced operating losses of $1.1 million and $2.1 million for the current quarter and six-month periods, respectively, due to increased product sales volumes, contract revenues from SmithKline Beecham and cost savings from a September 1995 restructuring program.

Other income, net, for the six-months ended March 31, 1996 and 1995 consisted of interest income on the Company's investment of excess funds, less interest expense on convertible notes (see Note 3 to the Condensed Consolidated Financial Statements). Interest income increased in fiscal 1996 due to higher levels of funds available for investment.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities as of March 31, 1996 amounted to $18.5 million as compared to $21.3 million at September 30, 1995. At March 31, 1996, the Company had working capital of $18.8 million as compared to $20.5 million at September 30, 1995.

Proceeds from the issuance of equity securities represent the primary source of funds for meeting the Company's requirements for operations, working capital, and business expansion. During the six-months ended March 31, 1996, the Company received $1.0 million from the exercise of employee stock options.

PART II.  OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The 1996 annual meeting of shareholders (the Annual Meeting) of the Company was held on February 20, 1996.

     (b) At the Annual Meeting, the following individuals were elected by the votes indicated as Class II directors of the Company for terms expiring in 1999:

                        Shares Voted at Annual Meeting

            NOMINEE                    FOR                 WITHHELD
            -------------------     ----------             --------
            Andrew S. Goldstein     11,162,404             112,691
            R. Douglas Norby        11,190,680              84,415
            G. Patrick Sheaffer     11,193,515              81,580

     The other directors whose terms of office continued after the Annual Meeting are: W. Charles Armstrong; Richard K. Donahue; Adolph J. Ferro, Ph.D.; Margaret H. Jordan; Michael J. Paxton; Roger L. Pringle.

Item 5.  OTHER INFORMATION

In January 1996, the U.S. Patent Office issued a patent covering a collection device designed for use with the Company's OraQuick(R) rapid diagnostic technology. This is the seventh U.S. patent issued with respect to the Company's oral specimen collection technology.

In February 1996, Agritope formed Superior Tomato Associate, L.L.C. (STA), a limited liability company, owned by Agritope; Sunseeds Company, a producer of vegetable seeds; and Andrew & Williamson Sales Company, Inc., a producer and distributor of cherry, roma and vine ripened tomatoes. STA is developing cherry, roma and vine ripe large fruited tomato varieties which are expected to have longer post-harvest shelf life and other advantageous characteristics. The development program will utilize Agritope's ethylene-control technology and Sunseeds' tomato germplasm. STA will also manage production and wholesale distribution of the tomatoes developed under the program. The three owners of STA will share development costs and profits equally.

In March 1996, Agritope received notification that the U.S. Department of Agriculture had granted non-regulated status to a tomato variety containing Agritope's ethylene control gene. Separately, the FDA also notified Agriptope that it had sucessfully completed a consultation with the agency that resulted in a determination that the tomatoes derived from the variety are not materially different in composition, safety and other relevant parameters from tomatoes currently on the market and that the genetically modified tomato does not raise issues that would require premarket review or approval by the FDA. Agritope does not intend to commercialize the subject variety, but it will introduce the same gene into varieties developed by STA.

In April 1996, the FDA approved the Company's application to extend the expiration date on the Company's oral specimin device from nine months to two years. Achievement of this milestone resulted in a payment to the Company of $4.2 million cash from an escrow account established in April 1995 by its marketing partner, SmithKline Beecham, plc. The FDA decision also eliminated certain contingencies affecting a $1 million license fee received in 1995. As a result, the Company will recognize a license fee of $5 million plus interest income of approximately $200,000 in its operating results for the quarter ending June 30, 1996.

The Company's oral specimen collection device was approved for use in screening for antibodies to HIV-1 in December 1994. In December 1995, the FDA advised the Company that its application seeking permission to market its Western blot confirmatory test for use in HIV-1 testing with the device was approvable, subject to satisfactory completion of a facilities inspection and submission, review and acceptance of certain additional information. The agency advised the Company in April 1996 that its inspection was satisfactorily completed. The Company has submitted all additional information requested by the FDA and is awaiting completion of the Agency's final review.

In June 1995, VF Holding, Inc. (VF) agreed to purchase all of the common stock of Vinifera, Inc. (Vinifera) for $3.9 million due on June 15, 1995,
$2.0 million due on November 15, 1995 and up to $5 million in earnout payments based on gross profits of Vinifera. VF also agreed to contribute $4 million of operating funds to Vinifera, of which $450,000 was paid on June 1, 1995.
To date, additional contributions totalling $380,000 have been made, but all other payments are in default. In February 1996, Agritope and Vinifera filed suit in the U.S. District Court for the District of Oregon against VF and certain related individuals alleging federal and state securities laws violations, fraud and breach of agreement and seeking both monetary and injunctive relief.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibits are listed on the attached exhibit index following the signature page of this report.

     (b)  Reports on Form 8-K

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EPITOPE, INC., an Oregon corporation


May 15, 1996                          ADOLPH J. FERRO, PH.D.
- - - - - - - - - - - - - - - - -       - - - - - - - - - - - - - - - - - - - -
Date                                  Adolph J. Ferro, Ph.D.
                                      President, Chief Executive Officer
                                      and Director
                                      (PRINCIPAL EXECUTIVE OFFICER)




May 15, 1996                          GILBERT N. MILLER
- - - - - - - - - - - - - - - - -       - - - - - - - - - - - - - - - - - - - -
Date                                  Gilbert N. Miller
                                      Executive Vice President, Chief
                                      Financial Officer
                                      (PRINCIPAL FINANCIAL OFFICER)




May 15, 1996                          TERRY J. PAULSEN
- - - - - - - - - - - - - - - - -       - - - - - - - - - - - - - - - - - - - -
Date                                  Terry J. Paulsen
                                      Accounting Manager
                                      (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX


     EXHIBIT     DESCRIPTION
     - - - -     - - - - - -
       4.1       Current form of warrant certificate for warrants issued in
                 December 1992 offering

       4.2 Current form of warrant certificate for warrants issued in July 1993 offering

       4.3 Current form of warrant certificate for warrants issued in August 1993 offering

        27       Financial data schedule