Form 10-Q
period 1996-06-30
EPITOPE INC/OR/
filed 1996-08-14
CIK 801555

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                               _ _ _ _ _ _ _ _ _

                                   FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1996

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock, no par value, outstanding as of June 30, 1996: 12,882,906

                                                                      Page No.
                                                                      - - - -
                        PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


Condensed Consolidated Balance Sheets at June 30, 1996 and
   September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .    3

Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 1996 and 1995 . . . . . . . . . . . . .  4

Condensed Consolidated Statement of Changes in Shareholders' Equity for
    the nine months ended June 30, 1996.  . . . . . . . . . . . . . . .    5

Condensed Consolidated Statements of Cash Flows for the nine months ended
    June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . .  6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . .   7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .   9


                          PART II.  OTHER INFORMATION

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .  11

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .  11

EPITOPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    6/30/96         9/30/95
                                                  (Unaudited)
- - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - - - - - - - - - -
 Assets
 Current assets
 Cash and cash equivalents . . . . . . . . . . .  $ 7,908,271    $ 4,259,897
 Marketable securities . . . . . . . . . . . . .   17,321,322     17,080,246
 Accounts receivable, net of allowance for
   doubtful accounts of $26,386 and $72,044,
   respectively  . . . . . . . . . . . . . . . .      823,686        367,487
 Other receivables . . . . . . . . . . . . . . .    1,323,896      1,376,543
 Inventories (Note 2)  . . . . . . . . . . . . .    1,257,893      1,433,746
 Prepaid expenses  . . . . . . . . . . . . . . .      242,908        159,463
                                                    - - - - -      - - - - -
 Total current assets  . . . . . . . . . . . . .   28,877,976     24,677,382

 Property and equipment, net . . . . . . . . . .    2,055,656      2,544,772
 Patents and proprietary technology, net . . . .      734,339        555,767
 Investment in nonconsolidated
   subsidiaries  . . . . . . . . . . . . . . . .    2,302,383      2,117,343
 Other assets and deposits (Note 3)  . . . . . .      163,904        238,758
                                                    - - - - -      - - - - -
                                                  $34,134,258    $30,134,022

 Liabilities and Shareholders' Equity
 Current liabilities
 Current portion of installment notes payable        $      -    $    17,758
 Accounts payable  . . . . . . . . . . . . . . .      313,032        945,395
 Salaries, benefits and other accrued
   liabilities . . . . . . . . . . . . . . . . .    1,675,852      3,182,516
                                                    - - - - -      - - - - -
 Total current liabilities . . . . . . . . . . .    1,988,884      4,145,669

 Long-term portion of installment notes payable            -         21,749

 Convertible notes, due 1997 (Note 3)  . . . . .    3,620,003      3,620,003

 Commitments and contingencies . . . . . . . . .            -              -

 Shareholders' equity (Note 3)
 Preferred stock, no par value - 1,000,000
   shares authorized; no shares issued or
   outstanding . . . . . . . . . . . . . . . . .            -              -
 Common stock, no par value - 30,000,000 shares
   authorized; 12,882,906 and 12,485,130 shares
   issued and outstanding, respectively  . . . .  100,080,667     93,931,947
 Accumulated deficit . . . . . . . . . . . . . .  (71,555,296)   (71,585,346)
                                                  - - - - - -      - - - - -
                                                   28,525,371     22,346,601

                                                  $34,134,258    $30,134,022


EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                Three months ended     Nine months ended
                                6/30/96    6/30/95     6/30/96      6/30/95
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 Revenues
 Product sales . . . . . . . .$1,065,916  $1,527,004  $2,953,612   $4,314,954
 Grants and contracts  . . . .   206,110      41,518   1,099,459       62,983
                               - - - - -   - - - - -   - - - - -    - - - - -
                               1,272,026   1,568,522   4,053,071    4,377,937

 Costs and expenses
 Product costs . . . . . . . .   623,966   1,651,710   1,792,520    5,627,348
 Research and development
   costs . . . . . . . . . . . 1,078,526   1,779,307   3,199,499    5,016,535
 Selling, general, and
   administrative expenses . . 1,494,732   2,593,588   4,900,192    7,672,697
                               - - - - -   - - - - -   - - - - -    - - - - -
                               3,197,224   6,024,605   9,892,211   18,316,580

 Loss from operations  . . .  (1,925,198) (4,456,083) (5,839,140) (13,938,643)

 Other income, net . . . . . . 5,424,747     307,822   5,869,190      655,690
                               - - - - -   - - - - -   - - - - -    - - - - -

 Net profit (loss) . . . . . .$3,499,549 $(4,148,261) $   30,050 $(13,282,953)

 Net profit (loss) per share .$      .25  $     (.34) $     -    $      (1.14)
 Weighted average number of
   shares outstanding. . . . .13,840,132  12,339,314  13,413,493   11,697,000



EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                       Common Stock
 Accumulated                   Shares      Dollars     Deficit      Total
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

 Balances at September 30,
   1995  . . . . . . . . . 12,485,130  $93,931,947 $(71,585,346) $22,346,601
 Common stock issued upon
   exercise of options . .    327,066    4,426,007       -         4,426,007
 Common stock issued as
   compensation  . . . . .      4,360       73,245       -            73,245
 Compensation expense on
   stock option grants . .        -        823,020       -           823,020
 Common stock issued upon
   exercise of warrants .      46,350      826,600       -           826,600
 Equity issuance costs .          -           (152)      -              (152)
 Net profit for the period        -            -         30,050       30,050
                            - - - - -      - - - -      - - - -      - - - -
 Balances at June 30, 1996 12,862,906 $100,080,667 $(71,555,296) $28,525,371





EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine months ended June 30                            1996          1995
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 Cash flows from operating activities
 Net profit (loss) . . . . . . . . . . . . . . . .  $  30,050  $(13,282,953)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation and amortization . . . . . . . . . .    837,389     1,157,180
 Gain on disposition of property . . . . . . . . .     (1,932)          (24)
 Increase in accounts receivable and other
   receivables . . . . . . . . . . . . . . . . . .   (403,552)     (827,848)
 (Increase) decrease in inventories  . . . . . . .    175,853      (483,214)
 Increase in prepaid expenses  . . . . . . . . . .    (83,445)     (235,334)
 (Increase) decrease in other assets and
   deposits  . . . . . . . . . . . . . . . . . . .      3,351       (12,781)
 Increase (decrease) in accounts payable and
   accrued liabilities . . . . . . . . . . . . . . (2,139,027)    1,026,122
 Common stock issued as compensation for
   services  . . . . . . . . . . . . . . . . . . .     73,245       235,660
 Compensation expense on stock option grants and
   deferred salary increases . . . . . . . . . . .    823,020       914,820
                                                    - - - - -     - - - - -
 Net cash used in operating activities . . . . . .   (685,048)  (11,508,372)

 Cash flows from investing activities
 Investment in marketable securities . . . . . .  (35,078,490)   (7,777,437)
 Proceeds from sale of marketable securities . . . 34,837,414     3,441,162
 Additions to property and equipment . . . . . . .   (125,074)   (1,249,364)
 Proceeds from sale of property  . . . . . . . . .      5,717        10,080
 Expenditures for patents and proprietary
   technology  . . . . . . . . . . . . . . . . . .   (334,053)     (209,705)
 Investment in nonconsolidated subsidiaries  . . .   (185,040)        -
                                                    - - - - -     - - - - -
 Net cash used in investing activities . . . . . .   (879,526)   (5,785,264)

 Cash flows from financing activities
 Principal payments under installment purchase
   obligations . . . . . . . . . . . . . . . . . .    (39,507)      (12,698)
 Proceeds from issuance of common stock  . . . . .  5,252,607    20,651,230

 Cost of equity issuance . . . . . . . . . . . . .       (152)     (746,677)
                                                    - - - - -     - - - - -
 Net cash provided by financing activities . . . .  5,212,948    19,891,855

 Net increase in cash and cash equivalents . . . .  3,648,374     2,598,219

 Cash and cash equivalents at beginning of
   period  . . . . . . . . . . . . . . . . . . . .  4,259,897    11,024,997
                                                    - - - - -     - - - - -
 Cash and cash equivalents at end of period  . . . $7,908,271   $13,623,216

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

Results of operations for the period ended June 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

INVENTORIES

                                          June 30, 1996     September 30, 1995

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Raw materials  . . . . . . . . . . . .      $  641,682          $  657,568
Work-in-process  . . . . . . . . . . .         442,978             379,470
Finished goods . . . . . . . . . . . .         120,651             295,032
Supplies . . . . . . . . . . . . . . .          52,582             101,676
                                             - - - - -           - - - - -
                                            $1,257,893          $1,433,746

NET PROFIT (LOSS) PER SHARE
Net profit (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of the number of shares issuable upon exercise of outstanding warrants, options and convertible notes less the number of shares to have been purchased for the treasury with the proceeds from the exercise of such securities.

Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Primary and fully diluted earnings per share are the same.

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash financing activities not included in the Consolidated Statements of Cash Flows for the nine months ended June 30, 1996 and 1995 are as follows:

                                                     1996              1995
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Conversion of notes to equity (Note 3) . . . . . $     -         $  427,496
Inventory contributed to Fresche Blossoms, L.L.C $     -         $  565,303
Equipment contributed to Fresche Blossoms, L.L.C $     -         $2,109,676
Investment in unconsolidated subsidiary  . . . . $     -         $2,584,979

EPITOPE, INC.

Note 3 - Long-Term Debt

On June 30, 1992, a wholly owned subsidiary of the Company, Agritope, Inc. (Agritope), completed a private placement with several European institutional investors pursuant to which $5,495,000 of convertible notes were issued. The notes are unsecured, mature on June 30, 1997 and bear interest at the rate of 4% per annum which is payable on each June 30 and December 31 until all outstanding principal and interest on the notes have been paid in full. In the event of an initial public offering of Agritope common stock, the notes would be automatically converted to shares of Agritope common stock at 90% of the public offering price. Costs incurred in connection with the debt issuance are included in other assets and are being amortized over the five-year life of the notes. Amortization expense of debt issuance costs for the nine months ended June 30, 1996 amounted to $71,502, leaving an unamortized balance of $125,576.

During the nine months ended June 30, 1995, investors exchanged $449,991 principal amount of convertible notes for Epitope common stock at a conversion price of $19.53 per share. In conjunction with the exchanges, unamortized debt issuance costs of $22,495 related to such notes were recognized as equity issuance costs. No convertible notes were exchanged for the Company's common stock during the nine months ended June 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company recorded revenues of $1.3 million and $4.1 million, respectively, for the quarter and nine-month period ended June 30, 1996, as compared to revenues of $1.6 million and $4.4 million for the respective periods of fiscal 1995. Product sales were $1.1 million and $3.0 million for the respective 1996 periods.

Sales of the Company's Western Blot Kit HIV confirmatory test, EPIblot(R), for the current quarter totaled $369,000, 24% lower than the revenues for the third quarter of fiscal 1995. For the nine months ended June 30, 1996, EPIblot sales of $1.1 million were 29% below sales for the comparable period of the prior year. For the nine-month period, 2% of EPIblot sales were made in the U.S. as compared to 5% for the comparable 1995 period. As of June 30, 1996, firm orders for EPIblot amounted to $522,000, including $385,450 scheduled for shipment during the upcoming quarter.

The Company's oral specimen collection device produced revenues of $695,000 for the current quarter as compared to $388,000 for the third quarter of fiscal 1995. Sales of the device for the nine-month period ended June 30, 1996 were $1.8 million, an increase of $1.1 million over the first nine months of fiscal 1995. The increase in sales is attributable to increased use of the device for insurance testing purposes. As of June 30, 1996, the Company had firm orders for the device totaling $1.3 million scheduled for shipment before September 30, 1996. Orders for shipment of the device in the upcoming quarter increased 260% from current quarter levels due to orders placed in response to increased adoption of the use of the device for insurance testing purposes as well as orders placed by SmithKline Beecham, plc (SB) to support its August 1996 launch of the product to healthcare professional markets (See Item 5 - Other Information).

Gross margins on product sales were 42% for the current quarter and 39% for the nine months ended June 30, 1996. Gross margins on product sales were negative for both the third quarter and for the first nine-months of fiscal 1995. Increased volume of sales of the Company's oral specimen collection device accounted for the improved margins for medical products. The Company's fresh flower operations, which were divested in the third quarter of fiscal 1995, experienced negative margins in 1995.

The loss from operations amounted to $1.9 million and $5.8 million for the quarter and nine months ended June 30, 1996, respectively, as compared to $4.5 million and $13.9 million for the same periods in fiscal 1995. The Company's two agricultural operations which were divested in the third quarter of fiscal 1995 accounted for $728,000 and $3.7 million of operating losses in the third quarter and first nine months of fiscal 1995, respectively. The medical products division accounted for reduced operating losses of $1.1 million and $3.2 million for the current quarter and nine-month periods, respectively, as compared to the same periods in fiscal 1995, due to increased product sales volumes, contract revenues from SB and cost savings from a September 1995 restructuring program.

Other income, net for the current quarter includes a $5 million license fee from SB which was earned when the FDA approved an extension of shelf-life dating for the Company's oral specimen collection device from nine months to two years. In addition to the license fee, Other income, net, for the nine-months ended June 30, 1996 and 1995 is comprised principally of interest income on the Company's investment of excess funds less interest expense on convertible notes (see Note 3 to the Condensed Consolidated Financial Statements). Interest income increased in fiscal 1996 due to higher levels of funds available for investment and, during the current quarter, interest income realized on SB funds held in escrow pending receipt of extended dating as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities as of June 30, 1996 amounted to $25.2 million as compared to $21.3 million at September 30, 1995. At June 30, 1996, the Company had working capital of $26.9 million as compared to $20.5 million at September 30, 1995.

Proceeds from the issuance of equity securities and revenues from product sales represent the primary sources of funds for meeting the Company's requirements for operations, working capital, and business expansion. During the nine-months ended June 30, 1996, the Company received $4.4 million from the exercise of employee stock options.

PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

In April 1996, the FDA approved the Company's application to extend the expiration date on the Company's oral specimen device from nine months to two years. Achievement of this milestone resulted in a payment to the Company of $4.2 million cash from an escrow account established in April 1995 by its marketing partner, SmithKline Beecham, plc (SB). The FDA decision also eliminated certain contingencies affecting a $1 million license fee received in 1995. As a result, the Company recognized a license fee of $5 million plus interest income of approximately $200,000 as Other income for the quarter ending June 30, 1996.

The Company's oral specimen collection device was approved for use in screening for antibodies to HIV-1 in December 1994. In June 1996, the FDA approved the Company's application seeking permission to market its Western blot confirmatory test for use in HIV-1 testing on oral specimens collected with the device. SB commenced marketing the Company's oral specimen collection device to healthcare professionals on August 5, 1996.

In June 1995, VF Holding, Inc. (VF) agreed to purchase all of the common stock of Vinifera, Inc. (Vinifera) for $5.9 million and up to $5 million in contingent earnout payments. VF also agreed to contribute $4 million of operating funds to Vinifera. VF paid $830,000 to Vinifera, but made no other payments. The Company and VF have reached an agreement in principal for Vinifera to retain payments made in consideration of a release of claims under the purchase agreement and issuance to VF of 200,000 shares of Vinifera stock, representing four percent of the stock outstanding.

The Company has conducted a private offering to provide additional financing for Vinifera. The Company has received commitments to purchase 19.6 percent of outstanding Vinifera stock for $1,225,000. The sale is expected to close within the next 30 days.

Statements other than historical information in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to factors that could cause actual results to differ materially. These factors include unexpected interruption of supply or manufacturing operations, changes in marketing partners' and customers' strategy or emphasis, development of competing products, market acceptance of oral testing, changes in insurance industry practices, unexpected delays in obtaining state approvals, changes in federal or state law or regulations, and changes in the Company's business strategy, and other risks and uncertainties described in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, its Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 1996, and other documents filed with the Securities and Exchange Commission. The Company disclaims any obligation to publicly announce future events or developments that affect these forward-looking statements.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibits are listed on the attached exhibit index following the signature page of this report.

     (b)  Reports on Form 8-K

     On June 17, 1996, the Company filed, on a current report on Form 8-K under Item 5, a press release regarding U.S. Food and Drug Administration approval of the Company's application to market its OraSure (R) HIV-1 Western blot confirmatory test kit, a memorandum to the investment community regarding the approval and comments of the Company's President and Chief Executive Officer regarding the approval and its impact on the Company's current and future operations.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EPITOPE, INC., an Oregon corporation


August 13, 1996                       ADOLPH J. FERRO, PH.D.
- - - - - - - - - - - - - - - - -       - - - - - - - - - - - - - - - - - - - -
Date                                  Adolph J. Ferro, Ph.D.
                                      President, Chief Executive Officer
                                      and Director
                                      (PRINCIPAL EXECUTIVE OFFICER)




August 13, 1996                       GILBERT N. MILLER
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

        11       Statement re computation of per share earnings
        27       Financial data schedule
        99       Memorandum to Epitope Long-Time Supporters dated
                 August 7, 1996