Form 10-K
period 1996-09-30
EPITOPE INC/OR/
filed 1996-12-30
CIK 801555

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ____________

                                   FORM 10-K
    (Mark one)

    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of voting stock held by non-affiliates of the registrant, as of November 30, 1996: $157,430,522

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 1996: Common Stock, no par value, 13,191,844

                     Documents Incorporated by Reference:

Definitive Proxy Statement for 1997 Annual Shareholders' Meeting  Part III

                               Table of Contents


                                    PART I
                                                                          Page

ITEM 1.   Business                                                           3

ITEM 2.   Properties                                                        20

ITEM 3.   Legal Proceedings                                                 20

ITEM 4.   Submission of Matters to a Vote of Security Holders               20


                                    PART II


ITEM 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters                                                           21

ITEM 6.   Selected Financial Data                                           21

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             25

ITEM 8.   Financial Statements and Supplementary Data                       33

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                              37


                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant                37

ITEM 11.  Executive Compensation                                            37

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management    37

ITEM 13.  Certain Relationships and Related Transactions                    37


                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                          37

                                    PART I

    ITEM 1.     Business.

    Epitope, Inc. ("Epitope" or the "Company"), is an Oregon corporation incorporated in 1981. Its Epitope Medical Products group ("Epitope Medical Products") develops and markets oral specimen collection kits and related diagnostic tests for the detection of the Human Immunodeficiency Virus ("HIV"), the cause of Acquired Immune Deficiency Syndrome ("AIDS"), and for the detection of other medical conditions and analytes. Epitope Medical Products' oral specimen HIV testing system is marketed by the Company under the name EpiScreen(TM) and by SmithKline Beecham plc ("SB") under the name OraSure(R). The Company's Agritope group ("Agritope") historically has focused its efforts on the development of novel agricultural products using plant genetic engineering and other modern methods. Through its acquisition of Andrew and Williamson Sales, Co. ("A&W") on December 12, 1996 and its majority ownership of Vinifera, Inc. ("Vinifera"), Agritope now conducts operations in each step of the production and distribution chain for a broad range of fruits, vegetables and plants and has an established infrastructure that will facilitate commercialization of the Company's genetically engineered agricultural products.

                           Epitope Medical Products

    Epitope Medical Products' lead product, a patented collection device used as part of an oral fluid diagnostic system ("EpiScreen/OraSure"), is designed for use in the detection of HIV and other medical conditions and analytes. The Company markets the device under the brand name EpiScreen in the United States for use in screening life insurance applicants, and in certain foreign countries for use in professional markets. In February 1995, the Company entered into a Development, License and Supply Agreement with SB, under which SB is marketing the device in the U.S. and certain foreign countries as part of an integrated test system to physicians, hospitals and other healthcare professionals under the brand name OraSure. Subject to obtaining required regulatory approvals, the Company intends to market the system for over-the-counter sale through SB in the United States and through SB or other distributors in international markets.

    The EpiScreen/OraSure device consists of a small, treated cotton-fiber pad on a nylon handle that is placed in the patient's mouth for two minutes. The device collects oral mucosal transudate ("OMT"), a serum-derived fluid that, unlike saliva, contains high concentrations of HIV antibodies in people infected with the virus. As a result, OMT testing is a highly accurate method for detecting HIV infection. Because EpiScreen/OraSure uses a noninvasive, needle-free collection method, the Company believes that oral fluid testing has several significant advantages over blood-based testing systems for both healthcare professionals and patients.

    Epitope Medical Products also markets HIV-1 Western blot confirmatory test kits used to confirm positive results of initial screening tests for HIV-1 infection. Its OraSure HIV-1 Western blot confirmatory test kit is used in conjunction with oral-fluid based screening tests, while its EPIBlot(R) HIV-1 Western blot confirmatory test kit is used in conjunction with blood-based screening tests. The kits are distributed worldwide under an exclusive agreement with Organon Teknika Corporation ("Organon Teknika"), a member of the Akzo Pharma group of Akzo Nobel, NV.

    The EpiScreen/OraSure HIV-1 device and the OraSure HIV-1 Western blot and EPIBlot confirmatory tests have all received clearance from the U.S. Food and Drug Administration ("FDA") for sale to professional markets in the United States.

Background

    Acquired Immune Deficiency Syndrome is caused by the Human Immunodeficiency Virus. HIV attacks the immune system, slowly weakening the body's ability to ward off infection and certain forms of cancer. When these complications develop, the HIV infection has progressed to clinically diagnosed AIDS. HIV is spread through sexual contact, blood transfusions, the sharing of intravenous needles, accidental needle sticks, or contact between a mother and her child during gestation, childbirth, or breast-feeding. There is currently no known cure for HIV/AIDS. However, the recent introduction of a new class of anti-HIV drugs called protease inhibitors, when used in combination with nucleoside analogs (e.g., AZT), has shown promising results in slowing progress of the disease. Clinical studies have demonstrated that the early detection and treatment of HIV can help to curb the effects of the disease and significantly prolong the life of the patient. Other studies have shown that treatment with AZT of an HIV-infected pregnant woman may prevent the transmission of HIV from the mother to her child.

    According to the World Health Organization ("WHO"), an estimated 24 million adults and 1.5 million children have been infected with HIV worldwide, and approximately 10,000 new infections occur each day. WHO also estimates that over 6 million cases of AIDS have occurred worldwide to date. In North America, an estimated 1.3 million people have been infected with HIV. AIDS is currently the leading cause of death for Americans between the ages of 25 and
44. It is estimated that approximately 800,000 people in the United States are living with the HIV virus. According to the Centers for Disease Control and Prevention ("CDC"), total federal funding budgeted for HIV/AIDS in 1995 was over $2.7 billion.

    Based on industry estimates, the Company believes that approximately 60 million HIV tests were performed in the U.S. in 1995. Of these tests, approximately 30 million were performed in connection with blood donor screening, 20 million were performed in healthcare settings such as hospitals and clinics, 5 million were performed in connection with life insurance applications, and the balance were performed by public health departments and the military. Currently, substantially all HIV tests are performed by testing a patient's blood. There are a number of blood tests for HIV, the most common of which is the enzyme-linked immunosorbent assay ("ELISA"). In order to reduce the possibility that an individual without HIV will be diagnosed as having the virus (a false positive), most countries require the retesting of the blood sample using a second, more specific test to confirm an initial positive test result. The most commonly used confirmatory test is the Western blot.

    The Company believes that blood testing has a number of disadvantages which increase healthcare costs and patient inconvenience, pose a risk of infection to healthcare professionals and make testing uneconomic or unavailable in certain applications or settings. The disadvantages of blood testing include:

    Risk of HIV Infection. Blood tests involve the use of needles or lancets to obtain blood from the patient. Healthcare professionals collecting blood risk contracting HIV if accidentally stuck by the needle or lancet used to obtain blood from an infected patient.

    Limited Access. Because blood must be collected by trained professionals, its collection is often difficult or prohibitively expensive in certain settings. For example, community-based outreach programs, homeless shelters, rural communities, and other remote settings often lack healthcare professionals trained in blood collection. As a result, blood testing may not be available in some of these settings.

    Higher Overall Cost. The cost of collecting a blood specimen represents a significant component of the total cost of HIV testing. Furthermore, when a healthcare professional must travel to the subject's office or home to collect a blood sample, as is often the case with life insurance applicant testing, the cost of collecting the blood specimen is substantially increased.

    Patient Discomfort. Blood tests require the use of needles or lancets that are uncomfortable for patients. In addition, patients with small or damaged veins, such as intravenous drug users, the elderly and young children, may require multiple needle sticks in order to obtain an adequate blood sample.

Epitope Oral Specimen Collection Technology

    In order to address the significant drawbacks associated with blood-based tests, Epitope developed and patented a device to collect oral fluid instead of blood. The EpiScreen/OraSure device, shaped like a small toothbrush, consists of a cotton-fiber pad treated with a proprietary salt solution. The pad, which is mounted on a nylon handle, is placed in the patient's mouth between the lower cheek and gum for two minutes. The pad collects oral mucosal transudate, a serum-derived fluid that, unlike saliva, contains high concentrations of antibodies. OMT contains approximately four times the amount of antibodies found in ordinary whole saliva. Following collection, the pad is sealed in a specimen vial containing a proprietary preservative solution. The treated pad enhances the collection, and the preservative solution enhances the stabilization, of antibodies and other analytes originating from the oral mucosae. The specimen in the vial is stable for three weeks at room temperature, although in most cases laboratory testing takes place within one to three days.

    A schematic representation of the oral fluid collection procedure is shown below.

    [Graphic material demonstrating specimen collection procedure, containing illustrations and the following captions:

          Peel open package.
          Place pad between lower cheek and gum. Rub back and forth until moist.
          Keep the pad in place for 2 minutes (maximum 5 minutes) while timing.
          Open vial in upright position.
          Insert pad to bottom of vial.
          Break the pad handle by snapping it against the side of the vial.
          Replace the cap with a snap.]

Products

    EpiScreen/OraSure. In December 1994, the Company received clearance from the FDA to sell EpiScreen/OraSure to professional markets for the ELISA screening of HIV-1 antibodies. The device is marketed directly by the Company under the trade name EpiScreen for use by the U.S. life insurance industry and in certain international markets, and is marketed by SB under the trade name OraSure to healthcare professionals in the United States and a number of other countries. See "Epitope Medical Products--Marketing."

    The EpiScreen/OraSure oral specimen collection and HIV-1 testing system is easily administered and involves three steps: (i) collection of an oral specimen using the EpiScreen/OraSure collection device, (ii) ELISA screening of the specimen for HIV antibodies at a laboratory, and (iii) laboratory confirmation of positive screening test results with the FDA-cleared OraSure Western blot kit. A trained healthcare professional then conveys test results and provides appropriate counseling to the patient.

    The EpiScreen/OraSure HIV-1 testing system represents a highly accurate alternative to traditional blood tests. In clinical trials, EpiScreen/OraSure provided the correct result or triggered appropriate follow-up testing in 3,569 out of 3,570 cases (99.97 percent). The Company believes EpiScreen/OraSure has several advantages over blood tests, as outlined in the following table.


Feature                 Blood Test                   EpiScreen/OraSure
-------                 ----------                   -----------------

Safety                  Poses risk of HIV            Eliminates risk of
                        infection through            needle-stick accidents
                        accidental needle sticks

Invasiveness            Requires use of a            Uses noninvasive
                        needle or lancet             collection technique

Ease of use             Requires blood               Sample collection
                        collection by a              requires minimal
                        trained healthcare           training
                        professional

Portability             Generally performed in       Can be used rapidly and
                        a physician's office         efficiently in almost
                        or other healthcare          any setting
                        setting

Cost                    Requires a nurse or          Eliminates the need for
                        other trained healthcare     and costs associated
                        professional                 with a trained
                                                     healthcare professional

      Oral-based and Serum-based Western Blot Confirmatory Tests. Epitope Medical Products has also developed, and in June 1996 received FDA clearance to market, an oral-based HIV-1 Western blot confirmatory test. This test uses the original oral specimen to confirm positive results of initial EpiScreen/OraSure HIV-1 ELISA screening tests. Epitope Medical Products has also marketed EPIblot, a serum-based Western blot HIV-1 confirmatory test kit since 1987. The kit is used to confirm the positive results of initial blood-based screening tests for HIV-1 infection.

Markets

      Insurance Industry. Epitope Medical Products believes there is a significant need in the life insurance industry for an easy-to-administer, noninvasive and cost-effective HIV testing system such as EpiScreen. In the United States, approximately 5 million HIV tests were administered in 1995 by the life insurance industry in connection with the issuance of new policies. In addition, data from the American Council of Life Insurance and the Health Insurance Association of America indicate that over $1.5 billion in AIDS-related death benefits were paid in 1994. The organizations also cautioned that, due to difficulty in identifying all AIDS-related claims, the data may significantly understate the financial impact of AIDS on the insurance industry.

      Current HIV testing of life insurance applicants involves the use of a paramedic or other trained healthcare professional to obtain a blood sample. The cost to the insurance company for an HIV test includes the cost of the paramedic as well as the cost of the collection kit and laboratory testing services. These costs average approximately $55 to $70, of which $35 to $50 is the cost of the paramedic. As a result, insurance companies have generally limited HIV testing to policies with face amounts of $100,000 or more. Based on industry statistics, Epitope Medical Products estimates that in 1994 over 9 million policies were issued for face amounts of less than $100,000, representing 68 percent of all policies issued. Epitope Medical Products believes that the use of EpiScreen can significantly reduce the cost of HIV testing to the insurance industry because collection of an oral fluid specimen can be performed by insurance agents or other persons without professional medical training, eliminating the cost of the paramedic and making testing at policy levels below $100,000 a cost-effective practice. Moreover, the Company believes that insurance companies may adopt EpiScreen for use in connection with applications for insurance policies with face amounts at and above $100,000.

      Epitope Medical Products also believes that the use of EpiScreen will allow the insurance industry to address "anti-selection." Anti-selection occurs when an individual who knows that he or she is infected with HIV intentionally applies for one or more life insurance policies that do not entail HIV testing. Epitope Medical Products believes that the availability of two recently approved over-the-counter ("OTC") HIV blood tests may increase the incidence of anti-selection. By allowing insurance companies to lower the policy level at which HIV testing is cost-effective, the use of EpiScreen may allow insurance companies to reduce their exposure to losses from anti-selection and thereby to lower overall claims costs.

      An additional advantage of the EpiScreen testing system is that the oral specimen used for HIV testing can also be used to identify smokers and users of cocaine. Cotinine, a metabolite of nicotine, can be detected using OraSure/EpiScreen. The FDA has advised Epitope Medical Products that EpiScreen may be used for cocaine testing for the purpose of life insurance risk assessment while a 510(k) notice is undergoing final review, and may be used for cotinine testing generally. In a presentation at the 105th annual meeting of The American Academy of Insurance Medicine, a major life insurance company reported results of the use of the EpiScreen testing system in Canada and in the Bahamas from 1992 to 1995. The life insurance company reported that agent collection reduced its testing costs by $65 per application.
During the four-year study period, the insurer found that it saved $1.7 million by using EpiScreen for HIV and cocaine testing. In addition, the life insurance company determined that it realized $1.6 million in increased premiums as a result of identifying smokers who claimed on their applications that they were nonsmokers.

      Physician and Clinical Market. Through SB, Epitope Medical Products is marketing its oral HIV testing system to the physician, hospital and other professional healthcare provider markets under the brand name OraSure. OraSure is now offered to physicians and hospitals in the United States by over 3,300 sales representatives in the SB distribution network. In connection with the introduction of OraSure to the physician community in August 1996, SB created the OraSure Confidential Testing Network, a nationwide network for consumers to identify doctors in their area who offer confidential HIV testing with OraSure. The Network is accessible to consumers through a toll-free number (1-800-OraSure) and on the Internet (www.OraSure.com). The SB product launch was accompanied by an advertising campaign featuring two-page spreads in major medical professional publications. The OraSure brand was also a major sponsor of the 1996 AIDS Candlelight March in Washington, D.C., conducted in connection with the display of the National AIDS Quilts.

      OTC Market. A recent study published in the New England Journal of Medicine reported that 44 percent of Americans age 18 to 24 and 33 percent of Americans age 25 to 44 were "very or somewhat likely" to purchase over-the-counter home-collection HIV tests. According to the United States Census Bureau, as of July 1996 there were 24.7 million Americans in the 18 to 24 age group and 83.7 million in the 25 to 44 age group. Thus, based on the study, the number of people "very or somewhat likely" to purchase OTC home-collection HIV tests in the U.S. exceeds 35 million individuals.

      Epitope Medical Products and SB are currently conducting clinical trials to support an application for FDA clearance to market OraSure as a home collection testing system. If FDA clearance is obtained, Epitope Medical Products and SB plan to market the OraSure device for OTC sale as part of an integrated system including laboratory testing and counseling. Epitope Medical Products believes the noninvasiveness and ease of use of OraSure represent significant benefits to the home user over traditional blood-based methods. There can be no assurance that Epitope Medical Products will receive FDA clearance to market OraSure to the OTC market on a timely basis, if at all. See "Description of Business--Epitope Medical Products--Government Regulation."

      If Epitope Medical Products receives FDA clearance of the OraSure home collection system, a consumer could purchase OraSure at retail outlets such as pharmacies, drug stores, and other commercial facilities or through a mail order program. The consumer would collect the specimen and mail it in a postage prepaid envelope to an SB laboratory for testing. The consumer would obtain his or her test results and counseling by calling a toll-free number and providing a confidential identification number included with the test. SB has established an arrangement under which the American Social Health Association ("ASHA") would provide test results and counseling to the caller. ASHA is the leading provider of AIDS counseling services in the United States, handling over 4,000 calls per day on the National AIDS Hotline.

      International. In light of the worldwide scope of the HIV epidemic, Epitope Medical Products believes there are significant opportunities for sale of EpiScreen/OraSure in international markets. Epitope Medical Products believes that the ease of use, portability, increased safety and lower cost of oral fluid testing will provide significant advantages over blood tests in international markets. Epitope Medical Products has initiated an international marketing program that offers a complete EpiScreen testing system. The program features direct assistance to distributors in establishing EpiScreen programs that include laboratory services, cooperation from screening test manufacturers, and provision of Western blot confirmatory kits in each country. Epitope is currently marketing EpiScreen to distributors in Canada, Thailand, Argentina and South Africa for use in professional markets. SB also markets OraSure to the professional market in several Latin American and African countries and the European Community through its network of distributors. See "Epitope Medical Products--Marketing."

Products Under Development

      EpiScreen/OraSure. Oral mucosal transudate contains many constituents found in blood serum. Because of this feature, the Company believes EpiScreen/OraSure is a platform technology with a wide variety of potential applications beyond HIV testing. For example, the EpiScreen/OraSure device may be useful for the diagnosis of a variety of infectious diseases in addition to HIV, such as viral hepatitis and a number of childhood diseases. The Company recently applied for regulatory clearance in Canada to market EpiScreen for the detection of measles, mumps and rubella. In addition, the Company believes that the use of oral specimens may allow physicians to diagnose diseases more readily in children without subjecting them to the discomfort of drawing a blood sample, thereby increasing the frequency of testing for diseases.

      The Company believes the EpiScreen/OraSure device also has potential application in the detection of drugs of abuse, such as cocaine. A 510(k) notification for this use is currently undergoing FDA review and, if approved, will allow Epitope Medical Products to market EpiScreen/OraSure to professional markets in addition to the life insurance industry. Under an agreement with STC Technologies, Inc., Epitope Medical Products is conducting U.S. clinical trials for other drugs of abuse. Physicians may also find the device useful for monitoring levels and adjusting dosages of therapeutic drugs, such as those that are toxic at levels only slightly above the level at which they are effective. Monitoring of these drugs currently requires frequent blood tests to determine drug concentration. The Company believes oral fluid testing would eliminate the discomfort and inconvenience associated with this frequent blood testing.

      OraQuick. Epitope Medical Products is currently developing OraQuick(R) HIV, a one-step, rapid-format oral fluid testing system designed to provide test results within ten minutes. Epitope Medical Products believes that OraQuick has significant potential as a rapid laboratory-based HIV test and as an OTC home-based HIV test. Epitope Medical Products has substantially completed a prototype of OraQuick HIV. Like EpiScreen/OraSure, OraQuick is a platform technology with a variety of potential applications in addition to HIV testing. Modifications of the basic OraQuick technology may allow use of this approach for detection of antibodies against the ulcer-causing bacterium Helicobacter pylori, as well as for a variety of infectious diseases such as syphilis, viral hepatitis, and childhood infections. There can be no assurance that Epitope Medical Products will complete development of any of these products or, in the event of successful development, will receive applicable regulatory clearances or will profitably market the products.


Marketing

      Life Insurance Industry. Epitope Medical Products currently markets its EpiScreen device for use in screening life insurance applicants for HIV, cocaine, and nicotine. The Company maintains a six-member direct sales force that markets and sells EpiScreen to the main insurance testing laboratories in the United States and Canada. The major laboratories currently using the EpiScreen device include LabOne, Inc., Osborn Laboratories, Clinical Reference Laboratory, Inc. and GIB Laboratories. Epitope Medical Products also markets the use of EpiScreen directly to life insurance companies.

      U.S. Professional and OTC. In February 1995, Epitope Medical Products entered into a Development, License and Supply Agreement with SB (the "Agreement") for the OraSure HIV-1 oral specimen collection device and certain future diagnostic products. Under the Agreement, SB will sell the OraSure device to the professional markets in the United States. In addition, if and when regulatory clearance is received, SB will market the OraSure device to the U.S. OTC market. SB paid Epitope Medical Products a one-time license fee of $5 million for the rights granted under the Agreement.

      The Agreement provides that SB generally has responsibility for advertising, promotion, distribution, and regulatory approval expenses in its markets. Epitope Medical Products will manufacture the OraSure devices for sale to SB at predetermined transfer prices and will receive certain royalties on SB product sales. A portion of SB's costs in obtaining and maintaining regulatory approvals will be credited against royalties payable to Epitope Medical Products.

      The Agreement permits SB to fund Epitope Medical Products' ongoing development of diagnostic products and technology for its term, which lasts for a minimum of 15 years, subject to earlier termination on 60 days' notice if SB elects to stop marketing the products in all markets. SB has the option to market those products developed with SB funding, which Epitope will initially manufacture for agreed-upon prices and royalties.

      International. Epitope Medical Products also employs a direct sales force for the marketing and sale of EpiScreen in certain international markets. The Company complements its direct sales efforts through the use of selected international distributors who have the expertise and capabilities appropriate for marketing EpiScreen. In addition, under the terms of the SB Agreement, SB will act as exclusive director of the OraSure HIV-1 oral specimen collection device in the professional markets in certain countries, including the European Economic Community and certain African, Middle Eastern, and Latin American countries. Epitope Medical Products has retained all rights to distribute products in markets other than those reserved to SB.

      Western Blot Distribution. Epitope Medical Products has entered into supply and distribution agreements with Organon Teknika Corporation, a member of the Pharma Division of Akzo Nobel, NV, an international chemical and pharmaceutical manufacturer based in Arnhem, The Netherlands. The supply agreement provides that Organon Teknika will supply the HIV-1 antigen used to manufacture Western blot confirmatory test kits. The distribution agreement grants Organon Teknika the exclusive right to purchase Western blot confirmatory test kits from Epitope Medical Products and to market them worldwide. Epitope Medical Products and Organon Teknika are negotiating terms for continuing the supply and distribution arrangement after the existing agreements expire on March 31, 1997.

Competition

      Competition in the emerging market for HIV testing is intense and is expected to increase. The Company believes that the principal competition will come from existing blood-based HIV assays and from urine-based testing assays. Epitope Medical Products' competitors include specialized biotechnology firms as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies, many of which have considerably greater financial, technical, and marketing resources than Epitope Medical Products. Competition may intensify as technological advances are made and become more widely known and as products reach the market in greater numbers. Furthermore, new testing methodologies could be developed in the future that render Epitope Medical Products' oral-based HIV test impractical, uneconomical or obsolete. There can be no assurance that Epitope Medical Products' competitors will not succeed in developing or marketing technologies and products that are more effective than those developed by Epitope Medical Products or that would render its technologies or products obsolete or otherwise commercially unattractive. In addition, there can be no assurance that competitors will not succeed in obtaining regulatory approval for these products, or in introducing or commercializing them before Epitope Medical Products. Such developments could have a material adverse effect on the Company's and Epitope Medical Products' business, financial condition and results of operations.

      Three companies have submitted applications to the FDA for OTC HIV blood testing: Direct Access Diagnostics, Home Access Health Corp., and ChemTrak Incorporated. The FDA has approved a home collection kit for HIV blood testing developed by Direct Access Diagnostics and another home collection kit for HIV blood testing developed by Home Access Health Corp.

      Cambridge Biotech Corporation and BioRad Laboratories, Inc. manufacture HIV Western blot confirmatory tests, and Waldheim Pharmazeutika manufactures immunofluorescent HIV confirmatory tests, which compete with Epitope Medical Products' EPIblot HIV-1 Western blot serum-based confirmatory test kits.

      Several other companies market or have announced plans to market oral specimen collection devices and tests outside the United States and have announced plans to seek FDA approval of such tests in the United States. Epitope Medical Products expects the number of devices competing with its EpiScreen/OraSure device to increase as the benefits of oral specimen-based testing become more widely accepted. Epitope Medical Products expects that FDA approval of the EpiScreen device will also encourage potential competitors to develop oral diagnostic products. No such devices have yet been approved by the FDA for HIV testing. See "Epitope Medical Products--Government Regulation."

      The United States Food and Drug Administration ("FDA") recently approved an HIV ELISA screening test for use with urine. However, no Western blot or other confirmatory test using urine has been approved by the FDA to date. The Company believes that absence of an FDA-approved confirmatory test for urine poses a significant disadvantage to urine testing because a patient who receives an initial positive screening result must return to give a second, blood-based sample for confirmatory testing. The Company also believes that urine collection can be difficult, inconvenient and potentially embarrassing for the patient, and that privacy and chain-of-custody issues are further impediments to routine use of urine-based HIV tests.


Government Regulation

      General. Many of Epitope Medical Products' proposed and existing diagnostic products are subject to regulation by the FDA, other federal, state, and local agencies, and comparable bodies in foreign countries. Such regulation governs almost all aspects of development and marketing, including the introduction, advertising, promotion, manufacturing practices, labeling, distribution, and record keeping for the products. In the United States, different types of diagnostic products are regulated differently by the FDA, as discussed below. As part of the FDA clearance process, Epitope Medical Products often must demonstrate that its products are both safe and effective for a particular indication or application.

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

      Most products are not approved because of the failure to demonstrate safety, effectiveness, or both. The FDA may suspend clinical trials at any time if it is felt that subjects or patients are being exposed to an unacceptable health risk. Obtaining FDA approval requires substantial time and effort. There can be no assurance that any approval will be granted to Epitope Medical Products on a timely basis, if at all. As part of the approval process, the FDA may require Epitope Medical Products to initiate post-approval marketing studies.

      Medical Devices. Medical devices are classified either in Class I, Class II, or Class III. Class I devices are subject only to general control provisions of the Federal Food, Drug, and Cosmetic Act, as amended (the "FDC Act"). These provisions include requirements that a device not be adulterated or misbranded. Class II devices are those for which general controls are insufficient to provide a reasonable assurance of safety and efficacy and for which a "generic" performance standard or other special controls are appropriate. Devices that do not meet the criteria for Class I or II are placed in Class III. Class I and II devices, those Class III devices initially marketed prior to passage of the Medical Device Amendments of 1976 ("MDA") for which premarket approval applications ("PMAs") are not yet required, and devices substantially equivalent to such devices, may be marketed upon FDA clearance of a section 510(k) notification (a "510(k) Notice"). Other Class III devices may be commercially marketed only after FDA approval of a PMA. Generally, the process of obtaining FDA approval of a PMA is similar to that for obtaining approval of a biological or other drug product.

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

      EpiScreen/OraSure Collection Device. Use of the EpiScreen/OraSure collection device for applications involving the detection of antibodies to HIV is regulated by the FDA as use of a Class III medical device requiring a PMA. In December 1994, the FDA approved Epitope Medical Products' PMA for use of the Episcreen/Orasure device in HIV screening. Post-approval marketing studies are under way as required as part of the FDA's approval of the EpiScreen/OraSure device. In June 1996, the FDA approved the PMA for use of the OraSure oral specimen-based Western blot confirmatory test kit for HIV-1 diagnosis.

      In February 1995, Epitope Medical Products submitted a 510(k) Notice for use of EpiScreen for cocaine testing. The submission is currently undergoing FDA review. See "Business--Epitope Medical Products--Products Under Development--EpiScreen." In the meantime, the FDA has advised Epitope Medical Products that EpiScreen may be used for cocaine testing for the purposes of life insurance risk assessment.

      Western Blot Test Kits. Epitope Medical Products' HIV-1 Western blot serum-based confirmatory test kits are used to confirm whether individuals are infected with HIV-1. They are regulated by the FDA as biological products, unlike most other diagnostic tests which are regulated as medical devices. In March 1991, the FDA cleared the EPIblot HIV-1 serum-based confirmatory test kit for commercial distribution. As noted above, a PMA seeking permission to market the OraSure oral specimen-based Western blot confirmatory test kit for HIV-1 diagnosis was approved by the FDA in June 1996.

      Manufacturing Regulations. Every company that manufactures drugs, biological products, or medical devices distributed in the United States is subject to inspections by the FDA and must comply with the FDA's Current Good Manufacturing Practices regulations. These regulations govern, among other matters, manufacture, testing, release, packaging, distribution, and documentation.

      Other. Epitope Medical Products is also subject to regulation by the Occupational Safety and Health Administration and may be subject to regulation by the U.S. Environmental Protection Agency ("EPA") under the Toxic Substances Control Act ("TSCA"), the Resource Conservation and Recovery Act, and other legislation. Epitope Medical Products is also subject to foreign regulations governing, for example, human clinical trials and marketing with respect to products distributed outside the United States. Approval processes vary from country to country, and the length of time required for approval or to obtain other clearances may in some cases be longer than that required for U.S. governmental approvals. The extent of potentially adverse governmental regulation affecting Epitope Medical Products that might arise from future legislative or administrative action cannot be predicted.

                                   Agritope

      Historically, Agritope has focused on the development and commercialization of novel agricultural products using plant genetic engineering and other modern methods. Through its acquisition of A&W and its majority ownership of Vinifera, Agritope positioned itself as a vertically integrated agribusiness with the production, distribution and marketing infrastructure necessary to realize better the value of its proprietary technology. Agritope's products now include a broad range of fruits, vegetables and plants produced using technologically advanced farming and plant propagation techniques designed to incorporate advances in biotechnology, plant breeding, and crop production.

      Agritope consists of three major units: Agritope Research and Development, A&W, and Vinifera. Agritope Research and Development contributes biotechnology and product development efforts to A&W and Vinifera as well as to its other business partners. Through A&W, Agritope produces, markets, distributes and sells a wide variety of fruits and vegetables throughout North America. Through Vinifera, Agritope believes that it offers the most advanced grapevine plant propagation and disease screening and elimination programs available to the worldwide wine and table grape production industry.

Agritope Research and Development

      Agritope's biotechnology research and development program is focused on using the tools and techniques of plant genetic engineering to regulate the synthesis of ethylene in ripening fruits and vegetables. Ethylene gas is a plant hormone which in higher plant species is responsible for fruit ripening and vegetable senescence as well as numerous other physiological effects. Agritope has identified and patented a single gene that can be inserted into plants and expressed to regulate the plant's ability to produce ethylene. In addition, Agritope is conducting research in the area of disease control, including screening plants for the presence of disease and creating genetically engineered plants with resistance to pathogens.

      Ripening Control. The fresh produce industry is based largely upon rapid harvesting, processing and distribution of fruits and vegetables in order to prevent spoilage and ensure the arrival of product at retail outlets in acceptable condition for consumer purchase and use. The postharvest period for most fruits and vegetables is one of continuous ripening and senescence, as evidenced by rapid changes in color, texture, flavor, nutrient content, and other quality attributes. Product losses due to perishability during harvesting, processing, packing, shipping and distribution can reach substantial portions of overall crop yield. Growers frequently incur losses resulting from the abandonment of crops in the field or having shipments refused by receivers because the produce is overripe. In addition, wholesalers and retailers may be forced either to discard or sell overripe produce at reduced prices and consumers often must use produce shortly after purchase to avoid spoilage. Studies published in the United States Department of Agriculture ("USDA") Marketing Research Report have estimated postharvest losses of 30 percent and 40 percent for strawberries shipped from Florida to the Chicago and New York markets. In the U.S. fruit and vegetable markets, postharvest losses are estimated to amount to several billion dollars annually.

      Postharvest losses are largely attributable to the effects of ethylene. Because ethylene is a gas, it not only affects the plant producing it, but also surrounding plants as well. The physiological effects of ethylene include initiation and enhancement of ripening, senescence, leaf abscission and drooping, and flower fading and wilting. Common examples include the ripening and subsequent rotting of tomatoes and apples, discoloration in lettuce and broccoli, and the short bloom life of cut flowers.

      The importance of controlling ethylene production in plants has been recognized for decades, and has been addressed primarily through the use of controlled atmosphere storage, chemical treatment, and special packaging. Conventional techniques for controlling ethylene production have serious disadvantages that include high cost, time-critical handling requirements and lack of consistent ripening. For example, the majority of product sold in the fresh tomato market today is composed of "gas-green" tomatoes. These tomatoes are picked and packed while still green and firm. Prior to shipping to wholesale customers, green tomatoes are exposed to ethylene gas in order to initiate ripening of the product. In general, gas-green tomatoes are perceived by consumers to have less desirable taste and texture than vine ripened tomatoes.

      Agritope believes the ability to regulate ethylene and control ripening through genetic engineering represents an opportunity to provide a superior product to consumers while also improving profitability for growers and distributors. Growers may achieve higher marketable yields due to fewer losses to overripe product in the field and may lower labor costs by decreasing frequency of harvest. For packers/shippers, better control of product perishability may result in improved inventory flexibility and control, and more uniform product quality.

      Agritope Technology. Agritope's ethylene control technology is focused on the use of a patented gene known as SAMase. The expression of SAMase in plants produces an enzyme that acts to degrade one of the important precursor compounds (S-adenosylmethionine or "SAM") necessary for the production of ethylene. Agritope has genetically engineered plants to express the SAMase gene only when certain levels of rising ethylene concentrations are reached in the tissues of the fruit or plant. This feature causes the production of greater levels of the enzyme that degrades SAM in response to a correspondingly higher level of ethylene. Agritope believes that this technology thus offers a major advantage over other approaches to ripening control in that the production of ethylene may be specifically reduced to levels that allow for the initiation of ripening but delay the spoiling effects of excess ethylene. Therefore, the fruit can be maintained at an optimal level of ripeness for an extended period of time. An additional benefit of Agritope's technology is that the enzyme produced by the SAMase gene degrades SAM into compounds normally found in plants. Agritope believes its SAMase technology can be utilized for the control of ethylene in any plant species where ethylene affects ripening or senescence.

      Agritope's ripening control technology is protected by a U.S. patent covering the use of any gene that encodes S-adenosylmethionine hydrolase (the enzyme expressed by the SAMase gene) in any plant species. In addition to the patent on the SAMase gene, utility claims have been allowed on the promoter/gene combination used by Agritope in applications currently under development as well as potential applications in all other fruit-bearing plants. In the area of regulated ripening control, Agritope has four additional U.S. and foreign patents pending. In addition, Agritope has three U.S. and foreign patent applications pending in related areas. See "Description of Business--Epitope, Inc.--Patents and Proprietary Information."

      Development Programs. Agritope's research and development programs are directed toward several highly perishable fruit and vegetable crops described below. The development program comprises five stages, including gene isolation, transformation, product evaluation, seed/plant production and commercialization.

      The following chart shows the approximate progress Agritope has made to date with various crops, which are described in more detail below.

      [Chart titled "Agritope Product Development Program" listing the stages of development (gene isolation, transformation, product evaluation, seed/plant production, and product launch). The chart shows that the following products are in the stages indicated:

            Tomato                        Product Evaluation
            Raspberry                     Product Evaluation
            Melon                         Transformation
            Brassica                      Transformation
            Additional Crops              Gene Isolation]

            Gene Isolation: The initial stage of genetic engineering. Gene isolation involves the identification and characterization of genes and gene promoters for use in Agritope's development programs. These genetic elements are then combined for use in genetically engineered plants.

            Transformation: The stage at which the new genetic material is introduced into the plant. The transgenic plants which result are then available for product evaluation.

            Product Evaluation: The analysis of transgenic plants in both laboratory and field settings to determine commercial utility. This stage also involves the plant breeding and selection process to develop commercially competitive new varieties that incorporate the Agritope technology. Regulatory data are also collected and submitted at this stage.

            Seed/Plant Production: Propagation of selected plant material (either seed or plants) in quantities needed for commercial production.

            Product Launch: Commercial production and sale, following regulatory clearance.

      Tomato. The annual U.S. wholesale fresh market tomato business is estimated at $1.7 billion. In order to facilitate the commercialization of its ethylene control technology into this market, Agritope and A&W formed Superior Tomato Associates, L.L.C. ("STA"), a joint venture with Sunseeds Company, the developer and producer of several leading fresh market tomato varieties.

      Agritope provides genetic engineering technology and regulatory expertise, has responsibility for managing the joint venture, and owns a two-third equity ownership interest in STA. Sunseeds provides elite tomato germplasm and breeding expertise in the development of transgenic varieties. A&W contributes testing and production acreage and will oversee the production and wholesale distribution of fresh tomatoes to the fresh produce industry.

      STA is currently in the process of developing and testing transgenic cherry, roma, and large fruited vine ripe tomato varieties. Agritope has developed lines of elite tomato germplasm provided by Sunseeds. Recent field trials have successfully demonstrated the transfer of Agritope's SAMase ripening control technology to a number of Sunseeds' elite breeding lines. Sunseeds is conducting further breeding and field trials of these transgenic lines. These trials will be followed by production scale trials to be conducted by A&W that, if successful, will lead to regulatory submissions and, if regulatory clearances are received, commercial-scale seed production. Subsequently, A&W would commence commercial tomato production and sales to the industry.

      Prior to the formation of STA, Agritope submitted safety, nutritional, and environmental information on a prototype transgenic tomato line to both the USDA and the FDA. In March 1996, the USDA issued its finding that this line has no significant environmental impact and would no longer be considered a regulated article. During the same month the FDA determined that the variety did not raise issues that would require pre-market review or approval by that agency. In addition to receiving these U.S. regulatory clearances, Agritope is also conducting field evaluations of SAMase tomato lines in Mexico under permits granted by the Mexican Ministry of Agriculture. In order to commence sale of selected varieties, Agritope will be required to make supplemental submissions to the USDA and FDA that establish that such varieties are comparable to the previously cleared lines.

      Raspberry. The wholesale raspberry market, estimated at $48 million annually in the United States, has experienced limited growth because of the extreme perishability of the fruit. Agritope believes that the successful development of raspberries containing its ethylene control technology could permit a significant expansion of the fresh raspberry market.

      In a collaboration with Sweetbriar Development, Inc. ("Sweetbriar"), the largest fresh raspberry producer in the U.S., Agritope has engineered several of Sweetbriar's proprietary commercial raspberry varieties to contain the SAMase gene. Initial field trials of transgenic raspberries are currently underway at Sweetbriar facilities in California and Agritope facilities in Woodburn, Oregon. Agritope has already demonstrated the ability to reduce ethylene synthesis in the fruit. Successful development of a commercial transgenic raspberry will require further demonstration of improved shelf life as well as additional field trials to obtain the appropriate regulatory clearances. If these conditions are met, Sweetbriar would produce the new raspberries for distribution and marketing by Driscoll Strawberry Associates ("Driscoll"), the largest distributor of fresh raspberries and strawberries in the U.S. Agritope would receive royalties on wholesale product sales.

      Separately, Agritope has integrated its ripening control technology into commercially successful public domain varieties. A&W would undertake commercial production and distribution of any improved raspberry products resulting from this program.

      Melon. The U.S. wholesale fresh melon market is estimated at $282 million annually. As with tomatoes, perishability results in substantial product losses during the processes of production, harvesting, and distribution. Agritope believes that melons represent a substantial market opportunity for implementation of its ripening control technology. Recent scientific reports have demonstrated a dramatic increase in shelf life for specialty type melons in which the ability to produce ethylene has been impaired. Using proprietary seed varieties supplied by two units of the French seed company Limagrain, Clause Semences, and its U.S. affiliate Harris Moran Seed Company ("Harris Moran"), Agritope is developing commercial melon varieties with controlled ripening and increased postharvest product life. Transgenic melons containing Agritope's ethylene control gene are currently being evaluated jointly by Harris Moran and Agritope technicians. If successfully developed, the melons will be distributed by A&W and third party distributors.

      Brassica. Agritope has an agreement with Sakata Seed America ("Sakata") to develop new varieties of certain Brassica species (broccoli and cauliflower). Sakata is the leading hybrid broccoli and cauliflower seed supplier in the U.S. Sakata provided Agritope with germplasm from selected breeding lines and funds to develop broccoli and cauliflower plants integrating Agritope ripening control technology. Agritope received payment from Sakata upon the transfer of genetically engineered plants to be used for the production of hybrid seeds. If the seeds are commercialized, Agritope will receive a royalty on sales made by Sakata.

      Additional Crops. Agritope is also pursuing research and development programs to incorporate its SAMase technology into other crops where perishability causes significant losses in the production and distribution process. These include strawberries, lettuce, bananas, peaches, pears, and apples. The estimated U.S. wholesale markets for these crops range from $325 million for pears to $2.4 billion for bananas.

Andrew and Williamson Sales, Co.

      As part of its vertical integration strategy, Agritope acquired A&W on December 12, 1996. A&W is a wholly owned operating subsidiary based in San Diego, California with sales offices in San Diego and Bakersfield, California and Nogales, Arizona. A&W, founded in 1986, produces fruits and vegetables and provides sales and distribution services for growers from both mainland and Baja, Mexico and the San Joaquin Valley in California. A&W produces and distributes a diversified mix of fresh fruits and vegetables including vine ripe cherry, roma and fresh market tomatoes, strawberries, raspberries, melons, tree fruits, table grapes, cucumbers, squash, green, red and yellow peppers, Brussels sprouts and asparagus. In addition to fresh strawberries, A&W processes and sells frozen strawberry products. A&W ships fresh produce every day of the year from its facilities in San Diego and ships seasonally from its other sites. A&W is one of the United States' largest distributors of vine ripe cherry and fresh market tomatoes. It is also a major shipper of fresh strawberries, melons and cucumbers throughout North America. In connection with its distribution operations, A&W also provides technical support and short-term loans to certain growers. See Note 13 to Financial Statements included herein.

      The Company acquired A&W pursuant to an Acquisition and Merger Agreement with A&W and its shareholders, under which a subsidiary of the Company was merged into A&W. The Company issued 520,000 shares of common stock of Epitope, Inc., in exchange for all the outstanding common stock of A&W. A&W also repaid certain loans due to its shareholders. The acquisition was accounted for as a pooling of interest and qualifies as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

      The Company has agreed to register for resale the shares issued to the shareholders of A&W, who have represented that they have no present intention to sell the shares. Fifteen percent of the shares will bear a legend prohibiting sale without the Company's consent. The shareholders have agreed that these shares will be returned to the Company to satisfy claims for breach of representations and/or warranties arising within approximately one year after closing.

      The four principals of A&W have entered into three-year employment and five-year noncompetition agreements with the Company. Fred L. Williamson, president of A&W, is an executive officer of the Company.

Vinifera, Inc.

      Vinifera, Inc. was incorporated in 1993 to participate in the grapevine nursery business. Through proprietary processes, Vinifera propagates and grafts grape plants for sale to vineyards and to growers of table grapes. Industry sources have estimated that 44 million grafted wine grape plants were produced in California in 1996. This number is expected to increase to between 70 and 90 million by the year 2000.

      Traditionally, grapevine plants for sale to vineyards are produced seasonally using field grown, dormant cuttings that are grafted. In contrast, Vinifera uses year-round greenhouse propagation and a herbaceous grafting method that employs very young, actively growing cuttings. As a result of greenhouse propagation, Vinifera is able to develop in two years a quantity of new plants that is approximately ten times larger than can be produced with traditional techniques. In addition, herbaceous grafting with green cuttings could allow a vineyard to begin commercial production of grapes from a newly planted vineyard a year sooner than would otherwise be possible. This grafting process also produces sturdier unions than dormant grafting, resulting in significantly higher yields of successful grafts, both at the propagation stage and in the survival of actual plantings in the field. Agritope Research and Development provides disease testing services for Vinifera.

      Vinifera is headquartered in Napa, California, with facilities in Woodburn, Oregon and Petaluma, California. Its library of grape plants includes 32 different phylloxera-resistant types of rootstock, 88 different wine varietal clones, and ten different table grape varietal clones. In addition, several French and Italian varietals are currently passing through quarantine and, when released, will be available to the U.S. market exclusively through Vinifera. Vinifera believes that this collection of different grapevine clones is one of the largest in the world. Vinifera's U.S. customer base consists of over 80 vineyards in California, Washington and Oregon. In 1995, Vinifera established a joint venture in Argentina (Vinifera Sudamericana S.A.) to begin the propagation of plant material in that country. The first vines produced are expected to be sold in 1997. Vinifera is currently in the process of establishing similar ventures in other countries with large grape and wine production industries.

      Vinifera was formed in 1993 as a wholly owned subsidiary of Agritope, Inc. In June 1995, Agritope, Inc. agreed to sell its equity interest in Vinifera to a purchaser which subsequently failed to make scheduled payments of the purchase price. As part of a settlement of claims based on the purchaser's default, the purchaser retained a minority interest in Vinifera and relinquished the majority interest to Agritope, Inc. in August 1996.

Competition

      The agribusiness and plant biotechnology industry is highly competitive. Competitors include independent companies that specialize in agribusiness or biotechnology; chemical, pharmaceutical and food companies that have biotechnology laboratories; universities; and public and private research organizations. Agritope believes that many companies including companies with significantly greater financial resources, such as Monsanto Company, Calgene Inc., DNAP Holding and Zeneca Seeds are engaged in the development of mechanisms to control the ripening and senescence of fruit and vegetable products. Technological advances by others could render Agritope's products less competitive. The Company believes that, despite barriers to new competitors such as patent positions and substantial research and development lead time, competition will intensify, particularly from agricultural biotechnology firms and major agrichemical, seed and food companies with biotechnology laboratories. Agritope believes that it can compete successfully with companies in these markets by developing products that offer unique and desirable attributes with superior quality.

      The produce markets in which Agritope sells its products are highly competitive. For example, competition in the fresh tomato market is expected to intensify as other companies introduce tomatoes developed through biotechnology and as existing "gas green" tomato producers react to competitive pressures by growing and marketing traditionally developed vine ripe tomatoes.

      In other crops, competition may intensify as technological developments occur within the agricultural biotechnology industry. In competing with such companies, Agritope relies primarily on the experience of its production, sales and marketing staff at A&W, the qualifications of its scientific staff, and its technological capabilities.


Government Regulation

      Regulation by federal, state and local government authorities in the U.S. and by foreign governmental authorities will be a significant factor in the future production and marketing of Agritope's genetically engineered fruit and vegetable products.

      The federal government has implemented a coordinated policy for the regulation of biotechnology research and products. The USDA has primary federal authority for the regulation of specific research, product development and commercial applications of certain genetically engineered plants and plant products. The FDA has principal jurisdiction over plant products that are used for human or animal food. The EPA has jurisdiction over the field testing and commercial application of plants genetically engineered to contain pesticides. Other federal agencies have jurisdiction over certain other classes of products or laboratory research.

      The USDA regulates the growing and transportation of most genetically engineered plants and plant products. In March 1996 following a request from Agritope, the USDA issued a determination that allows the growing and shipping of its prototype variety of ripening controlled cherry tomato anywhere in the U.S. in the same manner as conventionally developed tomatoes.

      In May 1992, the FDA announced its policy on foods developed through genetic engineering (the "FDA Policy"). The FDA Policy provides that the FDA will apply the same regulatory standards to foods developed through genetic engineering as applied to foods developed through traditional plant breeding. Under the FDA Policy, the FDA will not ordinarily require premarket review of genetically engineered plant varieties of traditional foods unless their characteristics raise significant safety questions, such as elevated levels of toxicants, the presence of allergens, or they are deemed to contain a food additive.

      In March 1996, the FDA announced its determination, based on its review of food safety data submitted by Agritope, that its prototype variety of ripening controlled cherry tomato expressing the SAMase gene has not been significantly altered with respect to food safety or nutritive value when compared to conventional tomatoes.

      The FDA has also issued a food additive regulation permitting the use of the kanr selectable marker gene, which encodes for the enzyme APH(3')II in genetically engineering tomatoes, cotton and canola. Agritope tomato products will fall under this regulation. It is uncertain whether additional food additive regulations will need to be issued to cover additional fruit and vegetable products which use the kanr selectable marker gene.

      Currently, the FDA Policy does not require that genetically engineered products be labeled as such, provided that such products are as safe and have the same nutritional characteristics as conventionally developed products. However, there can be no assurance that the FDA will not reconsider its position, or that local, state or international authorities will not enact labeling requirements, any of which could have a material adverse effect on marketing of products derived using the tools and techniques of genetic engineering.

      The FDA is currently considering modifying its policy on foods developed through genetic engineering to include a Premarket Notification ("PMN") procedure. This policy modification could require companies that develop genetically engineered foods to inform the FDA that its safety evaluation is complete and that the company intends to commercialize the product. The objective of the PMN is to make the FDA and the public aware of all new genetically engineered food products entering the market. Agritope believes that any future requirement for a PMN should not delay plans to commercialize its genetically engineered fruit and vegetable products.

      Agritope's complete range of agribusiness and plant biotechnology activities are subject to general FDA food regulations and are, or may be, subject to regulation under various other laws and regulations. These include but are not limited to the Occupational Safety and Health Act, the Toxic Substances Control Act, the National Environmental Policy Act, other Federal water, air and environmental quality statutes, import/export control legislation, and other laws. At the present time most states are generally deferring to federal agencies (USDA or EPA) for the approval of genetically engineered plant field trials, although states are provided a review period prior to the issuance of a field trial permit. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing approval, seizure or recall of products, injunction or criminal prosecution.

      The federal regulatory agencies most involved in the business of A&W, the production and marketing of fresh fruit and vegetables, are the USDA and the FDA. The USDA sets standards for raw produce and governs its inspection and certification. Under the Perishable Agricultural and Commodities Act ("PACA"), the USDA exercises broad control over the marketing of produce in domestic and foreign commerce, sets standards of fair conduct as to representations, sales, delivery, shipment and payment for goods and regulates the licensing of produce merchants and brokers.

      Almost every aspect of federal regulation is accompanied by regulation on the state level. In addition, in its Mexican operations, A&W must comply with the requirements of Mexican law, most importantly Mexico's environmental protection law.

      International regulatory policies for genetically engineered plants and plant products are not complete. Consequently, it is possible that additional data, labeling or other requirements will be required in countries where Agritope intends to grow and/or commercialize its genetically engineered products. Foreign regulatory agencies could require Agritope to conduct further safety assessments and potentially delay product development programs or commercialization of resulting products.

      To date, Agritope to the best of its knowledge has successfully functioned within the scope of applicable laws and regulations, including rules administered by the USDA, the FDA and the Mexican Ministry of Agriculture. Agritope believes it is in compliance with all applicable laws and regulations pertaining to the development and commercialization of its products.

                                 Epitope, Inc.
Supplies

      The HIV-1 antigen needed to manufacture Epitope Medical Products' Western blot HIV confirmatory test kits is available from only a limited number of sources. Organon Teknika, the exclusive distributor of the test kits, is required to supply Epitope Medical Products' requirements for antigen for the term of its distribution agreement with Epitope Medical Products, which ends in March 1997. The parties are negotiating terms for continuing the supply arrangement. If for any reason Organon Teknika should no longer be able to supply Epitope Medical Products' antigen needs, management believes Epitope Medical Products would be able to obtain or produce its own supply of antigen at a competitive cost. Epitope Medical Products has obtained a license from the National Technical Information Service which is required for the production of the HIV-1 antigen currently used in Epitope Medical Products' Western blot test kits.

      Other materials used by Agritope and Epitope Medical Products in manufacturing, production, and research and development operations are widely available from a variety of sources.

Grants and Contracts

      The Company participates in United States Small Business Innovation Research ("SBIR") programs sponsored by either the Department of Health and Human Services or the Department of Agriculture. The SBIR programs have two phases. Phase I covers a six-month project period and a total award not to exceed $100,000. Phase II covers a two-year project period and a total award not to exceed $750,000. Epitope Medical Products has received funds in the past from the National Institute of Allergy and Infectious Diseases ("NIAID") for work in developing a rapid test to detect HIV antibodies in oral fluid specimens and from the National Cancer Institute ("NCI") to fund research for the treatment of cancer by exploiting a deficiency of certain compounds in cancer cells.

      Agritope was awarded from the USDA a Phase I grant of $50,000 in 1994 and a Phase II grant of $200,000 in 1995 for development of diagnostic tests for the detection of grapevine leafroll virus. Agritope has been awarded grant support in the past from the Oregon Strawberry Commission and Oregon Raspberry and Blackberry Commission for antifungal biocontrol research. The Company also receives funds for research and development programs from its strategic partners.

      The Company intends to continue to participate in the SBIR programs, similar grant programs and projects with strategic partners, as it deems appropriate. The Company regularly makes applications for new grants, but there is no assurance that grant support will be continued.

Patents and Proprietary Information

      Epitope Medical Products has obtained patents in the United States and certain foreign countries for the EpiScreen/OraSure and OraQuick devices and related technology. Epitope Medical Products has applied for additional patents, both in the United States and in certain foreign countries, on the EpiScreen/OraSure collection device and a number of other technologies and products. In 1995, Agritope received a U.S. patent relating to its ethylene control gene. Agritope has also applied for additional U.S. and foreign patent protection for its ethylene control technology. Agritope's ability to commercialize products depends in part on the ownership or right to use relevant enabling technology as well as the ownership or right to use genes of interest. The Company anticipates filing patent applications for protection on future products and technology. United States patents generally have a maximum term of 20 years from the date an application is filed or 17 years from issuance, whichever is longer.

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

Personnel

      At September 30, 1996, the Company and its subsidiaries had 113 full-time employees, including 66 persons in Epitope Medical Products, 29 in Agritope, and 18 in corporate administration and support. Epitope Medical Products employees included 18 persons in research and product development, eight in administration and marketing, 29 in manufacturing and production, and ten in regulatory affairs and quality assurance. Agritope employees included 19 in research and development and ten at the Vinifera grape plant nursery operation which also employs seasonal part-time employees as needed. The Company considers its relations with its employees to be excellent. None of its employees are represented by labor unions.

      The Company employs nine persons holding Ph.D. or M.D. degrees with specialties in the following disciplines: analytical chemistry, bacteriology and public health, biochemistry, biophysics, hematology and internal medicine, immunology, molecular biology, organic chemistry, plant biology and plant pathology. From time to time, the Company also engages the services of scientists as consultants to augment the skills of its scientific staff.

Scientific Advisory Board

      The Company also utilizes the services of a Scientific Advisory Board. The Scientific Advisory Board meets periodically to review the Company's research and development efforts and to apprise the Company of scientific developments pertinent to the Company's business. The Scientific Advisory Board comprises chair Eugene W. Nester, Ph.D., Professor and Chair, Department of Microbiology, University of Washington; Roger N. Beachy, Ph.D., Member, Scripps Family Chair, and Head, Division of Plant Biology, The Scripps Research Institute, and Co-Director of International Laboratory for Tropical Agricultural Biotechnology; Peter R. Bristow, Ph.D., Associate Plant Pathologist, Washington State University; J. Richard George, Ph.D., Vice President of Scientific Affairs of Epitope Medical Products; Lesley M. Hallick, Ph.D., Vice President for Academic Affairs, Oregon Health Sciences University; Daniel Malamud, Ph.D., Professor and Chair, Department of Biochemistry, University of Pennsylvania School of Dental Medicine; and
James I. Mullins, Ph.D., Professor of Microbiology and Medicine, University of Washington.


            ITEM 2.     Properties.

      The Company leases approximately 35,600 square feet of office, manufacturing, and laboratory space in Beaverton, Oregon, under two leases that terminate January 31, 2000. Each lease calls for fixed monthly payments over its term. The Company also entered into a five-year lease, effective October 1, 1996, for 2,265 square feet of warehouse space used to store inventory and equipment.

      Agritope, Inc., owns a 15-acre farm which it leases to Vinifera, Inc., for use in connection with Vinifera, Inc.'s grapevine micropropagation operations. Greenhouse capacity at the farm currently totals 60,000 square feet. Agritope, Inc., also uses a portion of the Company's office space and research and development facilities in Beaverton, Oregon.

      In addition to leasing Agritope, Inc.'s Oregon farm and greenhouse, Vinifera leases 2,000 square feet of office space in Napa, California under a lease that expires August 31, 1998 and 250,000 square feet of greenhouse space in Petaluma, California under a lease that expires January 31, 2001.

      A&W leases its main distribution facility in San Diego, California, from Fred Andrew and Fred L. Williamson, under a lease agreement expiring
August 31, 2001, with an option to extend the lease term for an additional five years. A&W also leases a 1,000 square foot sales office in Bakersfield, California, on a month-to-month basis. A&W utilizes 10,000 square feet of a cold storage facility in San Diego, California, for its frozen strawberry operations. A&W has the right to use the cold storage space through January 18, 1998.


      ITEM 3.     Legal Proceedings.

      None.

      ITEM 4.     Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

      ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

      The Company's Common Stock is listed for trading on the American Stock Exchange ("AMEX") under the symbol EPT. High and low sales prices reported by AMEX during the periods indicated are shown below. The Company has applied for inclusion of the Common Stock on the national market tier of The Nasdaq Stock Market.

Year ended September 30       1996              1995
----------------------------------------------------------------------------------------------
Sales price per share     High         Low        High         Low

First Quarter             $ 18     $ 9-1/2       $  26    $ 18-1/2

Second Quarter          19-1/2      13-7/8      21-7/8      13-5/8

Third Quarter           22-7/8      15-1/2      18-3/8      13-5/8

Fourth Quarter          16-1/8      11-3/4          18      13-3/4

      On November 30, 1996, there were 1,080 holders of record of the Common Stock, and the closing price of the Common Stock was $12-1/4. The Company has never paid any cash dividends, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.

      ITEM 6.     Selected Financial Data.

      The following table sets forth selected historical consolidated income and balance sheet data of Epitope, Inc. and its subsidiaries; selected historical combined income and balance sheet data of Epitope Medical Products; and selected historical combined income and balance sheet data of Agritope. The balance sheet data at September 30, 1996 and 1995 and the operating results data for the years ended September 30, 1996, 1995, and 1994 have been derived from audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The balance sheet data at September 30, 1994, 1993 and 1992 and operating results data for the years ended September 30, 1993 and 1992 are unaudited, but, in the opinion of management, include all adjustments necessary for fair presentation. The following historical financial information has not been restated to give effect to the merger with Andrew & Williamson Sales, Co. on December 12, 1996. The merger has been accounted for as a pooling of interests. See Supplemental Comparative Financial Data below.

                     Historical Comparative Financial Data
              (In thousands, except net profit (loss) per share)
Year ended September 30      1996     1995    1994     1993     1992
Epitope Medical Products
Combined operating results
Revenues. . . . . . . . . . . . .$  5,594$  2,856$  2,605$  2,759$  2,985
Operating costs and expenses. . .10,88114,4638,890    9,376    8,312
Other income (expense), net . . .6,027 756     236   (1,276)     221
Net profit (loss). . . . . . .. .739(10,851)(6,048)  (7,893)  (5,106)
Pro forma net profit (loss) per share...06(.91)(.60)   (.89)    (.59)
Pro forma shares used in per share
 calculations . . . . . . . . . .13,44011,88610,050   8,828    8,628
Combined balance sheet data
Working capital . . . . . . . . .$ 20,366$  15,449$  13,474$  7,029$  5,255
Total assets. . . . . . . . . . .24,35021,83117,183  10,381    7,954
Accumulated deficit . . . . . . .(41,705)(42,444)(31,593)(25,545)(17,652)
Group equity. . . . . . . . . . .22,53218,03515,661   9,280    7,178

Agritope
Combined operating results
Revenues. . . . . . . . . . . . .$    585$  2,110$ 2,213$    524$    58
Operating costs and expenses. . .2,8219,92011,703     7,331    2,790
Other income (expense), net . . .97    166     (94)     (29)      72
Net loss. . . . . . . . . . . . .(2,139)(7,645)(9,584)(6,836) (2,660)
Pro forma net loss per share. . .(.34)(1.29) (1.91)   (1.55)    (.62)
Pro forma shares used in per share
 calculations . . . . . . . . . .6,3315,943 5,026     4,414    4,314
Combined balance sheet data
Working capital . . . . . . . . .$  1,264$  5,082$ 3,710$ 1,673$ 4,368
Total assets. . . . . . . . . . .10,0978,303 7,372    3,764    6,177
Long-term debt. . . . . . . . . .-      22      38       57        -
Convertible notes, due 1997 . . .3,6203,620  4,070    4,630    5,495
Accumulated deficit . . . . . . .(31,280)(29,141)(21,497)(11,912)(5,076)
Group equity (deficit). . . . . .5,4354,312  2,810   (1,310)     482

Epitope, Inc. and Subsidiaries
Consolidated operating results
Revenues. . . . . . . . . . . . .$ 6,179$  4,965$  4,819$  3,283$  3,043
Operating costs and expenses. . .13,70224,38320,593  16,707   11,102
Other income (expense), net . . .6,123 922     141   (1,305)     293
Net loss. . . . . . . . . . . . .(1,400)(18,496)(15,633)(14,729)(7,765)
Net loss per share. . . . . . . .(.11)(1.56) (1.56)   (1.67)    (.90)
Shares used in per share
 calculations . . . . . . . . . .12,66111,88610,050   8,828    8,628
Consolidated balance sheet data
Working capital . . . . . . . . .$ 21,630$ 20,532$ 17,184$  8,703$  9,623
Total assets. . . . . . . . . . .34,44730,13424,555  14,145   14,130
Long-term debt. . . . . . . . . .-      22      38       57        -
Convertible notes, due 1997 . . .3,6203,620  4,070    4,630    5,495
Accumulated deficit . . . . . . .(72,985)(71,585)(53,090)(37,457)(22,728)
Shareholders' equity. . . . . . .27,96722,34718,470   7,970    7,660

      The following table sets forth selected supplemental consolidated income and balance sheet data of Epitope, Inc. and its subsidiaries; selected supplemental combined income and balance sheet data of Epitope Medical Products; and selected supplemental combined income and balance sheet data of Agritope. The balance sheet data at September 30, 1996 and 1995 and the operating results data for the years ended September 30, 1996, 1995, and 1994 have been derived from audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The balance sheet data at September 30, 1994, 1993 and 1992 and operating results data for the years ended September 30, 1993 and 1992 are unaudited, but, in the opinion of management, include all adjustments necessary for fair presentation. The following supplemental financial information has been restated to give effect to the merger with Andrew & Williamson Sales, Co. on December 12, 1996. The merger has been accounted for as a pooling of interests.


                    Supplemental Comparative Financial Data
       (In thousands, except net profit (loss) and dividends per share)
Year ended September 30      1996     1995    1994     1993     1992
Epitope Medical Products
Combined operating results
Revenues. . . . . . . . . . . . .$  5,594$  2,856$  2,605$  2,759$  2,985
Operating costs and expenses. . .10,88114,4638,890    9,376    8,311
Other income (expense), net . . .6,027 756     236   (1,276)     221
Net profit (loss). . . . . . .. .739(10,851)(6,048)  (7,893)  (5,106)
Pro forma net profit (loss) per share...05(.87)(.57)   (.84)    (.56)
Pro forma shares used in per share
 calculations . . . . . . . . . .13,96012,40610,570   9,348    9,148
Combined balance sheet data
Working capital . . . . . . . . .$ 20,366$  15,449$  13,474$  7,030$  5,255
Total assets. . . . . . . . . . .24,35021,83117,182  10,381    7,953
Accumulated deficit . . . . . . .(41,705)(42,444)(31,593)(25,545)(17,652)
Group equity. . . . . . . . . . .22,53218,03515,660   9,281    7,179

Agritope
Combined operating results
Revenues. . . . . . . . . . . . .$ 63,057$ 54,289$ 62,918$ 39,796$30,348
Operating costs and expenses. . .63,39062,05971,024  45,503   32,745
Other income (expense), net . . .(671)(252)   (444)    (184)     (76)
Net loss. . . . . . . . . . . . .(1,004)(8,022)(8,550)(5,891) (2,473)
Pro forma net loss per share. . .(.15)(1.29) (1.62)   (1.26)    (.54)
Pro forma dividends per share . ..20   .05     .10      .15      .03
Pro forma shares used in per share
 calculations . . . . . . . . . .6,5916,203  5,285    4,674    4,574
Combined balance sheet data
Working capital . . . . . . . . .$    754$  5,764$ 5,185$ 2,553$ 4,845
Total assets. . . . . . . . . . .20,86115,59711,500  9,554    10,103
Long-term debt. . . . . . . . . .528 1,648   1,714    1,648    1,080
Convertible notes, due 1997 . . .3,6203,620  4,070    4,630    5,495
Accumulated deficit . . . . . . .(30,584)(28,255)(19,900)(10,809)(4,219)
Group equity (deficit). . . . . .6,1525,219  4,429     (186)  1,360

Epitope, Inc. and Subsidiaries
Consolidated operating results
Revenues. . . . . . . . . . . . .$68,650$ 57,144$ 65,523$ 42,554$ 33,333
Operating costs and expenses. . .74,27176,52279,913  54,878   41,057
Other income (expense), net . . .5,356 504    (208)  (1,460)     145
Net loss. . . . . . . . . . . . .(265)(18,874)(14,598)(13,784)(7,578)
Net loss per share. . . . . . . .(.02)(1.52) (1.38)   (1.47)    (.83)
Dividends per share . . . . . . ..10   .03     .05      .07      .02
Shares used in per share
 calculations . . . . . . . . . .13,18112,40610,570   9,348    9,148
Consolidated balance sheet data
Working capital . . . . . . . . .$ 21,120$ 21,213$ 18,659$  9,583$ 10,100
Total assets. . . . . . . . . . .45,21137,42728,682  19,935   18,056
Long-term debt. . . . . . . . . .528 1,648   1,714    1,648    1,080
Convertible notes, due 1997 . . .3,6203,620   4,07    4,630    5,495
Accumulated deficit . . . . . . .(72,290)(70,700)(51,492)(36,354)(21,871)
Shareholders' equity. . . . . . .28,68423,25420,089   9,095    8,539

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

At the 1997 annual meeting, the shareholders will vote on a proposal to create two new classes of common stock, one that will track the performance of the Company's agricultural operations and one that will track the performance of the Company's medical products business. The accompanying consolidated financial statements have been prepared to reflect the operating results and financial condition of the Company and its subsidiaries. In addition, combined proforma financial statements have been prepared to reflect, on a separate basis, assuming shareholder approval of the proposal, the operating results and financial condition of the two business groups.

Under the proposed plan, a new class of common stock called Agritope Common Stock (Agritope Stock) will be distributed to Epitope shareholders in the ratio of one-half share of Agritope Stock for each outstanding share of existing common stock. In addition, Epitope shareholders will retain their existing common stock which will be redesignated as Epitope Medical Products Common Stock (Epitope Medical Products Stock) on a share-for-share basis. The approval of the distribution will not result in any transfer of assets or liabilities of the Company. The Company and its subsidiaries will continue to hold title to all its assets and be responsible for all its liabilities. Holders of the Epitope Medical Products and Agritope common stock will have no specific claim against the assets attributed for financial statement presentation purposes to the group whose performance is associated with the class of stock they hold. Liabilities or contingencies of either group that affect the Company's resources or financial condition could affect the financial condition or results of operations of both groups.

The combined operating statements include the cost of certain services which are provided on a centralized basis for the benefit of both groups (Shared Services). Such expenses have been allocated to each group using activity indicators which, in the opinion of management, represent a reasonable measure of the respective group's utilization of or benefit from such Shared Services. Interest earned on investments has been allocated to each group in direct proportion to the allocation of Shared Services. See Note 2 to Historical Financial Statements.

On December 12, 1996, the Company merged with Andrew and Williamson Sales, Co. (A&W) in a transaction accounted for as a pooling of interests. Accordingly, this Annual Report on Form 10-K includes both historical financial statements and supplemental financial statements which are restated to include the financial position and results of operations of A&W as if the merger had occurred on the first day of the earliest period presented. See Note 13 to Supplemental Financial Statements.

The following discussion is a summary of key factors management considers necessary in reviewing the results of operations, liquidity and capital resources of the Company and its Epitope Medical Products and Agritope groups.

                        Historical Financial Statements

                           Epitope Medical Products

Results of Operations

The table below shows the percentage of Epitope Medical Products' total revenue contributed by each of its principal products and by grants and contracts.


Fiscal Year                            1996           1995           1994

Percentage of Revenues from:
Oral Specimen Collection Devices.       59%            34%            34%
HIV Confirmatory Tests. . . . . .       28%            64%            65%
Grants and Contracts. . . . . . .       13%             2%             1%

Revenues. Epitope Medical Products' product sales increased 73% in 1996, to $4.9 million, and 9% in 1995 as a result of expanded sales volume of its lead product, the EpiScreen/OraSure oral specimen collection device. Approximately 39% of 1996 sales were attributable to shipments in the fourth quarter. Grant and contract revenues amounted to $729,000 in 1996 due to funding of research projects by the group's marketing partner, SmithKline Beecham plc. (SB). Revenues in 1994 were $2.6 million.

The oral specimen collection device, which is sold by the Company under the trade name EpiScreen(R) and by SB under the trade name OraSure(TM), accounted for revenues of $3.3 million in 1996, as compared to $981,000 in 1995, and $833,000 in 1994. The significant increase in sales volume resulted from FDA clearances for expanded use of EpiScreen/OraSure.

Epitope Medical Products' Western blot HIV confirmatory test produced sales revenues of $1.5 million for 1996, 15% below prior year levels. Reduced sales to international markets accounted for the decline. In 1995, on the strength of increased market share in the U.S., confirmatory tests produced revenues of $1.8 million, representing a 7% increase over the prior fiscal year.

As of September 30, 1996, Epitope Medical Products had firm orders totaling $1.8 million and $450,000, respectively, for delivery within 90 days of oral specimen collection devices and HIV confirmatory tests, as compared to $488,000 and $329,000, respectively, of firm orders for delivery within 90 days as of September 30, 1995.

Gross Margins. Gross margins on product sales improved to 44.9% of sales in 1996 as a result of increased sales volume of EpiScreen/Orasure devices. Margins on EpiScreen/OraSure sales were negative in 1995 and 1994.

Research and Development Expenses. Research and development expenses declined 31% to $3.2 million in 1996 as a result of cost reductions associated with the Company's September 1995 restructuring program as well as lower levels of clinical trials activity. Research and development expenses increased from $3.7 million in 1994 to $4.6 million in 1995. The increase resulted primarily from increased research projects and clinical trial activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined 25% to $5.0 million in 1996 primarily due to cost reductions implemented in the Company's restructuring program. Selling, general and administrative expenses increased by $3.6 million to $6.7 million in 1995 as a result of increased sales and marketing expenses associated with product launch following the December 1994 FDA approval of the EpiScreen/OraSure device for use in HIV screening. Selling, general and administrative expenses for 1995 included approximately $607,000 for severance payments and other costs associated with implementing the restructuring program. Selling, general and administrative expenses also included $3.0 million, $3.6 million and $1.9 million for the allocation of Shared Services in 1996, 1995 and 1994, respectively.

Other Income, Net. Other income for 1996 included $5.2 million related to license fees earned from SB as a result of FDA approval of an extension of dating for the OraSure/EpiScreen device. Other income increased from $236,000 in 1994 to $756,000 in 1995, primarily from higher levels of investment income.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities allocated to Epitope Medical Products as of year-end totaled $19.6 million in 1996 and $17.1 million in 1995. At September 30, 1996, Epitope Medical Products had working capital of $20.4 million, as compared to $15.4 million at September 30, 1995.

In the combined financial statements, cash equal to 20% of the Company's cash, cash equivalents and marketable securities has been allocated to Agritope. Historically, cash was transferred to the Agritope operations in the form of intercompany loans. For the purpose of preparing the separate statements of Epitope Medical Products and Agritope, such transfers and intercompany balances have been reflected as equity investments in Agritope. If the creation of a second class of common stock is approved, the Company will allocate at least $5 million of cash to Agritope as additional contributed capital.

Proceeds from the issuance of equity securities of the Company, augmented by funding from strategic partners and other research grants, have represented the primary sources of funds for meeting Epitope Medical Products' requirements for operations, working capital and business expansion.

Epitope Medical Products anticipates that it will continue to need funds to support its operations and ongoing research and development projects as well as to provide additional manufacturing capacity and related increases in working capital. Epitope Medical Products intends to utilize cash reserves, cash generated from sales of products and research funding from SB and other strategic partners to provide the necessary funds. Epitope may also receive additional funds from the sale of equity securities or from the exercise of outstanding stock options and warrants.

                        Historical Financial Statements

                                   Agritope
Results of Operations

The table below shows the percentage of Agritope's total revenue contributed by each of its principal products and by grants and contracts:

Fiscal Year                            1996           1995           1994

Percentage of Revenues from:
Grape Plants. . . . . . . . . . .       --%             4%             1%
Packaged Fresh Flowers. . . . . .       --%            91%            97%
Grants and Contracts. . . . . . .      100%             5%             2%

Revenues. Revenues declined from $2.1 million in 1995 to $585,000 in 1996. Revenues for 1994 were $2.2 million. Revenues in 1995 and 1994 included product sales of $2.0 and $2.2 million, respectively, from the Company's unprofitable wholesale fresh flower packaging and distribution operations which were divested in the third quarter of fiscal 1995. A grant from the U.S. Department of Agriculture plus grants from strategic partners accounted for the increase of grant and contract revenues from $94,000 in 1995 to $585,000 in 1996.

Research and Development Expenses. Research and development expenses in 1996, 1995 and 1994 totaled $1.3 million, $2.2 million and $2.4 million, respectively. The decrease from 1995 to 1996 resulted from the divestiture of certain businesses. See Note 3 to Historical Financial Statements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1996, 1995, and 1994 were $1.5 million, $4.5 million and $4.8 million, respectively. The higher cost levels in 1995 and 1994 resulted from increased costs at Agritope's Agrimax and Vinifera business units. Selling, general and administrative expenses include $1.1 million, $1.9 million and $1.7 million for the allocation of Shared Services in 1996, 1995 and 1994, respectively.

Liquidity and Capital Resources

Cash allocated to Agritope totaled $4.9 million at September 30, 1996 and $4.2 million at September 30, 1995. At September 30, 1996, Agritope had working capital of $1.3 million, as compared to $5.1 million at September 30, 1995. The decrease in working capital was principally attributable to the reclassification to current liabilities of $3.6 million of convertible notes which are due June 30, 1997. In November 1996, the Company accepted an offer from a representative of the holders of $3.4 million principal amount of such notes to convert them into 250,367 shares of common stock of the Company at a reduced conversion price of $13.50 per share. Accordingly, the Company will recognize a charge of approximately $1.1 million representing the conversion expense in the first quarter of fiscal year 1997. See Note 13 to Historical Financial Statements.

In the combined financial statements, cash equal to 20% of the Company's cash, cash equivalents and marketable securities has been allocated to Agritope. Historically, cash was transferred to the Agritope operations in the form of intercompany loans. For the purpose of preparing the separate statements of Epitope Medical Products and Agritope, such transfers and intercompany balances have been reflected as equity investments in Agritope. If the creation of a second class of common stock is approved, the Company will allocate at least $5 million of cash to Agritope as additional contributed capital.

Proceeds from the issuance of equity securities of the Company, augmented by funding from strategic partners and other research grants, have represented the primary sources of funds for meeting Agritope's requirements for operations, working capital and business expansion.

Agritope expects to continue to require funds to support its operations and research activities. Agritope intends to utilize cash reserves, cash generated from sales of products and research funding from strategic partners and other research grants to provide the necessary funds. Agritope may also receive additional funds from the sale of equity securities or the exercise of outstanding stock options and warrants.

Agritope's investments include the book value of the investment in two affiliates. Agritope holds an equity interest of approximately 9% in UAF, Limited Partnership, a fresh flower distributor in Tampa, Florida and a 19.5% interest in Petals, USA, Inc., which operates a similar business in St. Paul, Minnesota. These equity interests were obtained in connection with divestiture of the fresh flower distribution business. See Note 3 to Historical Financial Statements.

                        Historical Financial Statements

                        Epitope, Inc. and Subsidiaries

Results of Operations

The Company reported revenues of $6.2 million, $5.0 million and $4.8 million, respectively, for the years ended September 30, 1996, 1995 and 1994. Product sales in 1996 increased due to higher sales volume for Epitope Medical Products, which more than offset a $2.0 million reduction in product sales for Agritope. Grant and contract revenues increased $681,000 for Epitope Medical Products due to research funding received from SB and $491,000 for Agritope which was attributable primarily to a Phase II SBIR grant.

Net losses for 1996, 1995 and 1994 amounted to $1.4 million, $18.5 million and $15.6 million, respectively. The significant improvement in operating results in 1996 was due to (1) increased sales volumes and improved gross margins for Epitope Medical Products' EpiScreen/OraSure oral specimen collection device,
(2) a $5.2 million fee and accrued interest from SB to Epitope Medical Products, (3) cost reductions realized as a result of a September 1995 restructuring program, and (4) reduced operating losses as a result of divestiture of two Agritope business units.

The Company incurred expenses of $4.1 million, $5.5 million and $3.6 million in 1996, 1995 and 1994, respectively, to provide Shared Services to Epitope Medical Products and Agritope. The decrease in such costs in 1996 represented cost savings realized from the restructuring program implemented in September 1995. Such costs increased in 1995 over 1994 levels as the Company increased its infrastructure to respond to current growth and anticipated levels of activity for both groups. See Note 2 to Historical Financial Statements.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities on hand as of September 30, 1996 and 1995 totaled $24.5 million and $21.3 million. At September 30, 1996, the Company had working capital of $21.6 million, as compared to $20.5 million at September 30, 1995.

Proceeds from the issuance of equity securities of the Company, augmented by funding from strategic partners and other research grants, have represented the primary sources of funds for meeting the Company's requirements for operations, working capital and business expansion. During 1996, the Company received proceeds of $5.9 million from the exercise of warrants and options to purchase common stock, as compared to $21.1 million in 1995.

The Company anticipates that it will continue to need funds to support ongoing research and development projects as well as to provide additional manufacturing capacity and related increases in working capital. The Company intends to utilize cash reserves, cash generated from sales of products and research funding from SB and other strategic partners to provide the necessary funds. The Company may also receive additional funds from the sale of equity securities or the exercise of outstanding stock options and warrants.


                       Supplemental Financial Statements

                           Epitope Medical Products

The only modification to the Historical Financial Statements of Epitope Medical Products appearing in the Supplemental Financial Statements are those required to reflect the agreed issuance of 520,000 shares of common stock of the Company in connection with the merger with A&W. The Supplemental Financial Statements are presented as if the shares were outstanding on the first day of the earliest period presented. See "Historical Financial Statements--Epitope Medical Products."


                       Supplemental Financial Statements

                                   Agritope
   (merged with Andrew and Williamson Sales, Co. in a pooling of interests)

Results of Operations

The table below shows the percentage of Agritope's total revenue contributed by each of its principal products and by grants and contracts:

Fiscal Year                            1996           1995           1994

Percentage of Revenues from:
Fresh or Frozen Produce. . . . .        99%            96%            97%
Grape Plants. . . . . . . . . . .       --%            --%            --%
Packaged Fresh Flowers. . . . . .       --%             4%             3%
Grants and Contracts. . . . . . .        1%            --%            --%

Revenues. Revenues increased to $63.1 million in 1996 as compared to $54.3 million in 1995 and $62.9 in 1994, primarily attributable to produce sales of A&W. Produce sales increased 20% in 1996 due to increased sales volume of vine ripe tomatoes, peppers and strawberries. For 1995, produce sales declined as compared to 1994 as a result of scaling back volume of vine ripe tomatoes, coupled with the loss of one contract grower. Revenues in 1995 and 1994 also included packaged fresh flower sales of $2.0 and $2.2 million, respectively, from the Company's unprofitable wholesale fresh flower packaging and distribution operations which were divested in the third quarter of fiscal 1995. A grant from the U.S. Department of Agriculture plus grants from strategic partners accounted for the increase of grant and contract revenues from $94,000 in 1995 to $585,000 in 1996.

Gross Profits. A&W realized gross profit margins of 8%, 6% and 8% in 1996, 1995 and 1994, respectively. The decline in 1995 gross profits was due to a tomato crop failure experienced by one of A&W's contract growers. Gross profits in 1995 and 1994 were adversely affected by negative margins of Agritope's former fresh flower packaging operations.

Research and Development Expenses. Research and development expenses in 1996, 1995 and 1994 totaled $1.3 million, $2.2 million and $2.4 million, respectively. The decrease from 1995 to 1996 resulted from the divestiture of certain businesses. See Note 3 to Supplemental Financial Statements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1996, 1995 and 1994 were $4.8 million, $7.5 million and $8.3 million, respectively. The higher cost levels in 1995 and 1994 resulted from increased costs at Agritope's Agrimax and Vinifera business units. Selling, general and administrative expenses include $1.1 million, $1.9 million and $1.7 million for the allocation of Shared Services in 1996, 1995 and 1994, respectively.

Other Expense. The primary component of other expense is net interest expense of $467,000, $274,000 and $440,000 in 1996, 1995 and 1994, respectively. Net interest expense in 1996 increased primarily due to an increase in borrowings under the A&W bank credit line. Net interest expense decreased in 1995 as compared to 1994 due to increased interest income.

Liquidity and Capital Resources

Cash allocated to Agritope totaled $4.9 million at September 30, 1996 and $4.2 million at September 30, 1995. At September 30, 1996, Agritope had working capital of $0.8 million, as compared to $5.8 million at September 30, 1995. The decrease in working capital was principally attributable to the reclassifications to current liabilities of $3.6 million of convertible notes which are due June 30, 1997, and $2.2 million of subordinated notes which the Company intends to repay in fiscal 1997. In November 1996, the Company entered into an agreement with holders of $3.4 million of convertible notes to convert them into 250,367 shares of common stock of the Company at a reduced conversion price of $13.50 per share. Accordingly, the Company will recognize a charge of approximately $1.1 million representing the conversion expense in the first quarter of fiscal 1997. See Note 13 to Supplemental Financial Statements.

In the combined financial statements, cash equal to 20% of the Company's cash, cash equivalents and marketable securities has been allocated to Agritope. Historically, cash was transferred to the Agritope operations in the form of intercompany loans. For the purpose of preparing the separate statements of Epitope Medical Products and Agritope, such transfers and intercompany balances have been reflected as equity investments in Agritope. If the creation of a second class of common stock is approved, the Company will allocate at least $5 million of cash to Agritope as additional contributed capital.

Proceeds from the issuance of equity securities of the Company, A&W cash flow from operations and A&W bank borrowings, augmented by funding from strategic partners and other research grants, have represented the primary sources of funds for meeting Agritope's requirements for operations, working capital and business expansion.

Agritope expects to continue to require funds to support its operations and research activities. Agritope intends to utilize cash reserves, cash generated from sales of products and research funding from strategic partners and other research grants to provide the necessary funds. Agritope may also receive additional funds from the sale of equity securities or the exercise of outstanding stock options and warrants.

Agritope's investments include the book value of the investment in two affiliates. Agritope holds an equity interest of approximately 9% in UAF, Limited Partnership, a fresh flower distributor in Tampa, Florida and a 19.5% interest in Petals, USA, Inc., which operates a similar business in St. Paul, Minnesota. These equity interests were obtained in connection with divestiture of the fresh flower distribution business. See Note 3 to Supplemental Financial Statements.

                       Supplemental Financial Statements

                        Epitope, Inc. and Subsidiaries
   (merged with Andrew and Williamson Sales, Co. in a pooling of interests)

Results of Operations

The Company reported revenues of $68.7 million, $57.1 million and $65.5 million, respectively, for the years ended September 30, 1996, 1995 and 1994. A&W recorded sales of $62.5 million, $52.2 million and $60.7 million, respectively for such periods. Grant and contract revenues increased $681,000 for Epitope Medical Products due to research funding received from SB and $491,000 for Agritope which was attributable primarily to a Phase II SBIR grant.

Net losses for 1996, 1995 and 1994 amounted to $0.3 million, $18.9 million and $14.6 million, respectively. The significant improvement in operating results in 1996 was due to (1) increased sales volumes and improved gross margins for Epitope Medical Products' EpiScreen/OraSure oral specimen collection device,
(2) a $5.2 million fee and accrued interest from SB to Epitope Medical Products, (3) cost reductions realized as a result of a September 1995 restructuring program, (4) reduced operating losses as a result of divestiture of two Agritope business units and (5) operating profits from A&W. The Company incurred expenses of $4.1 million, $5.5 million and $3.6 million in 1996, 1995 and 1994, respectively, to provide Shared Services to Epitope Medical Products and Agritope. The decrease in such costs in 1996 represented costs savings realized from the restructuring program implemented in September 1995. Such costs increased in 1995 over 1994 levels as the Company increased its infrastructure to respond to current growth and anticipated levels of activity for both groups. See Note 2 to Supplemental Financial Statements.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities on hand as of September 30, 1996 and 1995 totaled $24.5 million and $21.3 million. At September 30, 1996, the Company had working capital of $21.1 million, as compared to $21.2 million at September 30, 1995.

Proceeds from the issuance of equity securities of the Company, augmented by funding from strategic partners and other research grants, have represented the primary sources of funds for meeting the Company's requirements for operations, working capital and business expansion. During 1996, the Company received proceeds of $5.9 million from the exercise of warrants and options to purchase common stock, as compared to $21.1 million in 1995.

The Company anticipates that it will continue to need funds to support ongoing research and development projects as well as to provide additional manufacturing capacity and related increases in working capital. The Company intends to utilize cash reserves, cash generated from sales of products and research funding from SB and other strategic partners to provide the necessary funds. The Company may also receive additional funds from the sale of equity securities or the exercise of outstanding stock options and warrants.

      ITEM 8.     Financial Statements and Supplementary Data.

      Information with respect to this Item is (i) set forth below and (ii) contained in the Company's Consolidated Financial Statements included in Item 14 of this Annual Report on Form 10-K.

      The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended September 30, 1996 and 1995. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The summarized historical quarterly results of operations have not been restated to give effect to the merger with Andrew & Williamson Sales, Co. on December 12, 1996. The merger has been accounted for as a pooling of interests. See Supplemental Quarterly Results of Operations below. The data should be read in conjunction with the Financial Statements and related notes included in Item 14 of this Annual Report on Form 10-K.


            HISTORICAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
              (In thousands, except net income (loss) per share)
                            First   Second   Third   Fourth
Epitope Medical Products  Quarter  Quarter Quarter  Quarter    Total
Year ended September 30, 1996
Revenues. . . . . . . . . . . . . . .$ 1,225$ 1,207$ 1,107$ 2,055$ 5,594
Operating costs and expenses. . .2,5102,819  2,507    3,045   10,881
Other income, net. . . . . . . . . .224218   5,345      240    6,027
Net income (loss). . . . . . . . . .(1,061)(1,394)3,945(751)     739
Pro forma net income (loss)
  per share . . . . . . . . . . . . . .(.08)(.11).29   (.06)     .06
Year ended September 30, 1995
Revenues. . . . . . . . . . . . . . .$  715722 873      546    2,856
Operating costs and expenses. . .2,6793,288  3,823    4,673   14,463
Other income net. . . . . . . . . .101 149     277      227       56
Net loss. . . . . . . . . . . . . . . .(1,863)(2,417)(2,673(3,898)(10,851)
Pro forma net loss per share. . .(.17)(.21)   (.22)    (.31)    (.91)

                            First   Second   Third   Fourth
Agritope                  Quarter  Quarter Quarter  Quarter    Total
Year ended September 30, 1996
Revenues. . . . . . . . . . . . . .$    87$  263$  165$   70  $  585
Operating costs and expenses. . .675   690     690      766    2,821
Other income (expense), net. . .(3)      5      79       16       97
Net loss. . . . . . . . . . . . . . .(591)(423)(446)   (679)  (2,139)
Pro forma net loss per share. . .(.09)(.07)   (.06)    (.11)    (.34)

Year ended September 30, 1995
Revenues. . . . . . . . . . . . . .$   419$  953$  695$   43 $ 2,110
Operating costs and expenses. . .2,8913,433  2,201    1,395    9,920
Other income, net. . . . . . . . .33    65      31       37      166
Net loss. . . . . . . . . . . . . . .(2,439)(2,415)(1,475)(1,316)(7,645)
Pro forma net loss per share. . .(.44)(.41)   (.24)    (.21)   (1.29)

                            First   Second   Third   Fourth
Epitope, Inc. and SubsidiariesQuarterQuarterQuarter Quarter    Total
Year ended September 30, 1996
Revenues. . . . . . . . . . . . . . .$ 1,311$ 1,470$ 1,272$ 2,126$ 6,179
Operating costs and expenses. . .3,1853,510  3,197    3,810   13,702
Other income, net. . . . . . . . .222  223   5,425      253    6,123
Net income (loss). . . . . . . . . .(1,652)(1,817)3,500(1,431)(1,400)
Net income (loss) per share. . . .(.13)(.14)   .25     (.11)    (.11)

Year ended September 30, 1995
Revenues. . . . . . . . . . . . . . .$ 1,135$ 1,675$ 1,569$   586$ 4,965
Operating costs and expenses. . .5,5716,721  6,025    6,066   24,383
Other income, net. . . . . . . . .134  214     308      266      922
Net loss. . . . . . . . . . . . . . .(4,302)(4,832)(4,148)(5,214)(18,496)
Net loss per share. . . . . . . . .(.39)(.41) (.34)    (.42)   (1.56)

The following table presents summarized supplemental quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended September 30, 1996 and 1995. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The summarized supplemental quarterly results of operations have been restated to give effect to the merger with Andrew and Williamson Sales, Co. on December 12, 1996. The merger has been accounted for as a pooling of interests. The data should be read in conjunction with the Financial Statements and related notes included in Item 14 of this Annual Report on Form 10-K.


           SUPPLEMENTAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
              (In thousands, except net income (loss) per share)
                                   First   Second    Third    Fourth
Epitope Medical Products          Quarter  Quarter  Quarter   Quarter   Total
Year ended September 30, 1996
Revenues . . . . . . . . . . . . . .$ 1,225$ 1,207$ 1,107   $ 2,055  $ 5,594
Operating costs and expenses . .  2,510    2,819    2,507     3,045   10,881
Other income, net . . . . . . . . . 224      218    5,345       240    6,027
Net income (loss) . . . . . . . . .(1,061)(1,394)   3,945      (751)     739
Pro forma net income (loss)
  per share . . . . . . . . . . . . .(.08)  (.11)     .27      (.06)     .05

Year ended September 30, 1995
Revenues . . . . . . . . . . . . . .$    715    $  722$  873 $  546  $ 2,856
Operating costs and expenses . .  2,679    3,288    3,823     4,673   14,463
Other income net . . . . . . . . .  101      149      277       229      756
Net loss . . . . . . . . . . . . . . .(1,863)(2,417)(2,673)  (3,898) (10,851)
Pro forma net loss per share . .   (.16)    (.20)    (.21)     (.30)    (.87)

                                   First   Second    Third    Fourth
Agritope                          Quarter  Quarter  Quarter   Quarter   Total
Year ended September 30, 1996
Revenues . . . . . . . . . . . . . .$12,978$10,291$26,658   $13,131  $63,057
Operating costs and expenses . . 13,671    9,917   26,323    13,479   63,390
Other expense, net . . . . . . . . (132)    (189)    (181)     (169)    (671)
Net income (loss) . . . . . . . . .(825)     184      154      (518)  (1,004)
Pro forma net income (loss)
  per share . . . . . . . . . . . . .(.13)   .03      .02      (.08)    (.15)

Year ended September 30, 1995
Revenues . . . . . . . . . . . . . .$15,120$ 9,682$17,080   $12,406  $54,289
Operating costs and expenses . . 18,217   11,499   18,912    13,430   62,059
Other expense, net . . . . . . . .  (78)     (19)     (77)      (78)    (252)
Net loss . . . . . . . . . . . . . . .(3,175)(1,836)(1,909)  (1,102)  (8,022)
Pro forma net loss per share . .   (.55)    (.30)    (.30)     (.17)   (1.29)

                                   First    Second   Third    Fourth
Epitope, Inc. and Subsidiaries    Quarter  Quarter  Quarter   Quarter   Total
Year ended September 30, 1996
Revenues . . . . . . . . . . . . . .$14,202$11,498$27,765   $15,185  $68,650
Operating costs and expenses . . 16,181   12,737   28,830    16,523   74,271
Other income, net . . . . . . . . .  93       29    5,165        70    5,356
Net income (loss) . . . . . . . . .(1,886)(1,210)   4,100    (1,268)    (265)
Net income (loss) per share . . .  (.14)    (.09)     .29      (.09)    (.02)

Year ended September 30, 1995
Revenues . . . . . . . . . . . . . .$15,836$10,404$17,954   $12,951  $57,144
Operating costs and expenses . . 20,896   14,788   22,736    18,102   76,522
Other income, net . . . . . . . . .  22      130      200       151      504
Net loss . . . . . . . . . . . . . . .(5,038)(4,253)(4,582)  (5,000) (18,874)
Net loss per share . . . . . . . . .(.44)   (.35)    (.36)     (.39)   (1.52)

      ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                   PART III

      The Company has omitted from Part III the information that will appear in the Company's definitive proxy statement for its 1997 annual meeting of shareholders (the "Proxy Statement"), which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

      ITEM 10.    Directors and Executive Officers of the Registrant.

      The information required by this Item is incorporated by reference to the information under the captions "Proposal 1: Election of Class 1 Directors" and "Executive Officers" in the Proxy Statement.

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

                                    PART IV

      ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

      (a)(1) and (a)(2)  Consolidated Financial Statements and Schedules.

Index to Financial Statements                                             Page

Historical Financial Statements

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . .39

Epitope Medical Products
Combined Balance Sheets at September 30, 1996 and 1995 . . . . . . . . . . .40
Combined Statements of Operations for years ended September 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .41
Combined Statements of Changes in Group Equity for years ended September 30,
1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .42
Combined Statements of Cash Flows for years ended September 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .43

Agritope
Combined Balance Sheets at September 30, 1996 and 1995 . . . . . . . . . . .44
Combined Statements of Operations for years ended September 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .45
Combined Statements of Changes in Group Equity for years ended September 30,
1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .46
Combined Statements of Cash Flows for years ended September 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .47

Epitope, Inc. and Subsidiaries
Consolidated Balance Sheets at September 30, 1996 and 1995 . . . . . . . . .48
Consolidated Statements of Operations for years ended September 30, 1996,
1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .49
Consolidated Statements of Changes in Shareholders' Equity for years ended
September 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . .50
Consolidated Statements of Cash Flows for years ended September 30, 1996,
1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .51

Notes to Historical Financial Statements . . . . . . . . . . . . . . . . . .52


Supplemental Financial Statements

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . .65

Epitope Medical Products
Combined Balance Sheets at September 30, 1996 and 1995 . . . . . . . . . . .66
Combined Statements of Operations for years ended September 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .67
Combined Statements of Changes in Group Equity for years ended September 30,
1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .68
Combined Statements of Cash Flows for years ended September 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .69

Agritope (merged with Andrew and Williamson Sales, Co. in a pooling of interests)
Combined Balance Sheets at September 30, 1996 and 1995 . . . . . . . . . . .70
Combined Statements of Operations for years ended September 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .71
Combined Statements of Changes in Group Equity for years ended September 30,
1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .72
Combined Statements of Cash Flows for years ended September 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .73


Epitope, Inc. and Subsidiaries (merged with Andrew and Williamson Sales, Co. in a pooling of interests)
Consolidated Balance Sheets at September 30, 1996 and 1995 . . . . . . . . .74
Consolidated Statements of Operations for years ended September 30, 1996,
1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .75
Consolidated Statements of Changes in Shareholders' Equity for years ended
September 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . .76
Consolidated Statements of Cash Flows for years ended September 30, 1996,
1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .77

Notes to Supplemental Financial Statements . . . . . . . . . . . . . . . . .78

                        Historical Financial Statements

Report of Independent Accountants

To the Board of Directors and Shareholders of Epitope, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders'/group equity, and of cash flows present fairly, in all material respects, the financial position of Epitope Medical Products group and Agritope group (as described in Note 1 to these financial statements) and Epitope, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Portland, Oregon
October 28, 1996, except for Note 13 as to which the date is November 14, 1996, November 25, 1996, December 12, 1996, and December 26, 1996.

Historical Financial Statements
Epitope Medical Products
Combined Balance Sheets
SEPTEMBER 30                                                   1996               1995
Assets
Current assets
Cash and cash equivalents (Note 2) . . . . . . . . . . .$   795,787$    13,210
Marketable securities (Note 2)  . . . . . . . . .. . . .18,818,12017,080,246
Trade accounts receivable, net (Note 2)  . . . . . . . .1,147,599231,621
Other accounts receivable  . . . . . . . . . . . . . . .174,083382,753
Inventories (Note 2) . . . . . . . . . . . . . . . . . .1,157,9301,433,746
Prepaid expenses . . . . . . . . . . . . . . . . . . . .89,518103,399
                                  ----------------------------
Total current assets . . . . . . . . . . . . . . . . . .22,183,03719,244,975

Property and equipment, net (Notes 2 and 4)  . . . . . .1,542,7571,989,769
Patents and proprietary technology, net (Note 2) . . . .601,234415,010
Investments in affiliated companies  . . . . . . . . . .-142,510
Other assets and deposits (Note 5) . . . . . . . . . . .22,75838,328
                                 -----------------------------
                                      $24,349,786  $21,830,592

Liabilities and Group Equity
Current liabilities
Accounts payable . . . . . . . . . . . . . . . . . . . .$   449,170$   819,424
Salaries, benefits and other accrued liabilities
  (Notes 2 and 9)  . . . . . . . . . . . . . . . . . . .1,368,1662,976,167
                                 -----------------------------
Total current liabilities  . . . . . . . . . . . . . . .1,817,3363,795,591

Commitments and Contingencies (Notes 6,8,9,10 and 11). .-    -

Group equity (Note 6)
Contributed capital  . . . . . . . . . . . . . . . . . .64,237,35060,479,315
Accumulated deficit  . . . . . . . . . . . . . . . . . .(41,704,900)(42,444,314)
                                 -----------------------------
                                       22,532,450   18,035,001
                                 -----------------------------
                                      $24,349,786  $21,830,592

The accompanying notes are an integral part of these statements.

Historical Financial Statements
Epitope Medical Products
Combined Statements of Operations
FOR THE YEAR ENDED SEPTEMBER 30       1996     1995       1994
Revenues
Product sales . . . . . . . . . . . . . . .$ 4,864,378$ 2,806,850$ 2,580,798
Grants and contracts  . . . . . . . . . . .729,27148,672  24,560
                    --------------------------------------------
                                5,593,649   2,855,522  2,605,358

Costs and expenses
Product costs . . . . . . . . . . . . . . .2,681,4293,163,0122,141,319
Research and development costs  . . . . . .3,165,8384,617,2463,681,326
Selling, general and administrative expenses5,033,4916,682,8603,066,896
                    --------------------------------------------
                               10,880,758  14,463,118  8,889,541

Loss from operations           (5,287,109)(11,607,596)(6,284,183)

Other income, net . . . . . . . . . . . . .6,026,523756,424235,926
                    --------------------------------------------
Net income (loss) . . . . . . . . . . . . .$   739,414$(10,851,172)$(6,048,257)

Pro forma net income (loss) per share . . .$       .06$       (.91)$      (.60)

Pro forma weighted average number of shares
 outstanding  . . . . . . . . . . . . . . .13,440,39611,886,23410,050,129

The accompanying notes are an integral part of these statements.


Historical Financial Statements
Epitope Medical Products
Combined Statements of Changes in Group Equity
                                 Contributed  Accumulated
                                   capital      deficit      Total
Balances at September 30, 1993. . . . . . .$34,167,582$(25,544,885)$  8,622,697
Common stock issued upon
  exercise of options . . . . . . . . . . .636,293  -     636,293
Common stock issued as
  compensation. . . . . . . . . . . . . . .318,386  -     318,386
Compensation expense for
  stock option grants . . . . . . . . . . .823,350  -     823,350
Common stock issued upon
  exercise of warrants. . . . . . . . . . .9,718,259-   9,718,259
Common stock issued in
  private placement . . . . . . . . . . . .17,057,563- 17,057,563
Equity issuance costs . . . . . . . . . . .(3,335,261)-(3,335,261)
Net cash to Agritope  . . . . . . . . . . .(12,132,173)(12,132,173)
Net loss for the year . . . . . . . . . . .-(6,048,257)(6,048,257)
                    ---------------------------------------------

Balances at September 30, 1994. . . . . . .47,253,999(31,593,142)15,660,857
Common stock issued upon
  exercise of options . . . . . . . . . . .2,145,673-   2,145,673
Common stock issued as
  compensation. . . . . . . . . . . . . . .196,802  -     196,802
Compensation expense for
  stock option grants . . . . . . . . . . .1,056,335-   1,056,335
Common stock issued upon
  exercise of warrants. . . . . . . . . . .18,892,750- 18,892,750
Equity issuance costs . . . . . . . . . . .(735,390)-    (735,390)
Net cash to Agritope. . . . . . . . . . . .(8,330,854) (8,330,854)
Net loss for the year . . . . . . . . . . .-(10,851,172)(10,851,172)
                    ---------------------------------------------
Balances at September 30, 1995  . . . . . .60,479,315(42,444,314)18,035,001
Common stock issued upon
  exercise of options . . . . . . . . . . .4,886,118-   4,886,118
Common stock issued as compensation. . . . .249,086 -     249,086
Compensation expense for stock
  option grants. . . . . . . . . . . . . . .815,019 -     815,019
Common stock issued upon
  exercise of warrants . . . . . . . . . . .826,600 -     826,600
Equity issuance costs. . . . . . . . . . . .(152)   -        (152)
Net cash to Agritope . . . . . . . . . . . .(3,018,636)-(3,018,636)
Net income for the year. . . . . . . . . . .- 739,414     739,414
                    ---------------------------------------------
Balances at September 30, 1996. . . . . . .$64,237,350$(41,704,900)$22,532,450

The accompanying notes are an integral part of these statements.

Historical Financial Statements
Epitope Medical Products
Combined Statements of Cash Flows
FOR THE YEAR ENDED SEPTEMBER 30             1996         1995        1994
Cash flows from operating activities
 Net income (loss)  . . . . . . . . . . . . . . . . .$   739,414$(10,851,172)$(6,048,257)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization . . . . . . . . . . . .792,885795,295651,076
(Gain) loss on disposition of property  . . . . . . .(1,098)319      1,541
Increase in accounts receivable and
  other receivables . . . . . . . . . . . . . . . . .(707,308)(76,549)(180,767)
Increase (decrease) in inventories  . . . . . . . . .275,816(375,640)(272,279)
Decrease in prepaid expenses  . . . . . . . . . . . .13,88138,031   43,354
Decrease (increase) in other assets and deposits15,570(42,658)      (6,227)
Increase (decrease) in accounts payable and
 accrued liabilities  . . . . . . . . . . . . . . . .(2,151,110)2,273,364329,875
Common stock issued as compensation for services249,086196,802     318,386
Compensation expense for stock option grants and
 deferred salary increases  . . . . . . . . . . . . .815,0191,056,335915,351
                          ------------------------------------------------
Net cash provided by (used in) operating
activities  . . . . . . . . . . . . . . . . . . . . .42,155(6,985,873)(4,247,947)

Cash flows from investing activities
Investment in marketable securities . . . . . . . . .(47,608,270)(16,194,994)(5,603,414)
Proceeds from sale of marketable securities . . . . .45,870,3964,718,162-
Additions to property and equipment . . . . . . . . .(180,112)(1,112,292)(461,914)
Proceeds from sale of property  . . . . . . . . . . .7,4321,085      1,000
Expenditures for patents and proprietary
 technology . . . . . . . . . . . . . . . . . . . . .(358,319)(126,927)(185,805)
Investment in affiliated companies  . . . . . . . . .142,51042,552  64,938
                         -------------------------------------------------
Net cash used in investing
 activities . . . . . . . . . . . . . . . . . . . . .(2,126,363)(12,672,414)(6,185,195)

Cash flows from financing activities
Proceeds from issuance of common stock . . . . . . . .5,885,57321,060,91224,387,702
Cost of common stock issuance  . . . . . . . . . . . .(152)(757,877)(310,849)
Cash to Agritope  . . . . . . . . . . . . . . . . . .(3,018,636)(8,330,854)(12,132,173)
                             --------------------------------
Net cash provided by financing activities . . . . . .2,866,78511,972,18111,944,680
Net increase (decrease) in cash and cash
 equivalents . . . . . . . . . . . . . . . . . . . . .782,577(7,686,106)1,511,538
Cash and cash equivalents at beginning of year . . . .13,2107,699,3166,187,778
                         -------------------------------------------------
Cash and cash equivalents at end of year . . . . . .$     795,787$    13,210$7,699,316

The accompanying notes are an integral part of these statements.

Historical Financial Statements
Agritope
Combined Balance Sheets
SEPTEMBER 30                                  1996           1995
Assets
Current assets
Cash and cash equivalents (Note 2) . . . . . . . . . . .$ 4,903,476$ 4,246,687
Trade accounts receivable, net (Note 2) . . . . . . . . .264,986135,866
Other accounts receivable . . . . . . . . . . . . . . . .32,337993,790
Inventories (Note 2) . . . . . . . . . . . . . . . . . . .509,745-
Prepaid expenses . . . . . . . . . . . . . . . . . . . . .81256,064
                                ---------------------------------

Total current assets . . . . . . . . . . . . . . . . . . .5,711,3565,432,407

Property and equipment, net (Notes 2 and 4) . . . . . . . .1,286,196555,003
Patents and proprietary technology, net (Note 2) . . . . . .510,244140,757
Investment in affiliated companies (Note 3) . . .. . . . . .2,448,6231,974,833
Other assets and deposits (Note 5) . . . . . . . . . . . . .140,513200,430
                                 --------------------------------
                                       $10,096,932    $ 8,303,430

Liabilities and Group Equity
Current liabilities
Current portion of installment notes payable . . . . . . .$         -$   17,758
Convertible notes, due 1997 (Notes 5 and 13) . . . . . . .3,620,003-
Accounts payable . . . . . . . . . . . . . . . . . . . . .91,474125,971
Salaries, benefits and other accrued liabilities
  (Notes 2 and 9) . . . . . . . . . . . . . . . . . . . . .735,478206,349
                                ---------------------------------

Total current liabilities . . . . . . . . . . . . . . . . .4,446,955350,078

Long-term portion of installment notes payable . . . . . . .-21,749
Convertible notes, due 1997 (Notes 5 and 13) . . . . . . . .-3,620,003
Commitments and Contingencies (Notes 6,8,9, and 10) . . . . .-  -
Minority interest . . . . . . . . . . . . . . . . . . . . . .215,407-

Group equity (Note 6)
Contributed capital . . . . . . . . . . . . . . . . . . .36,714,93233,452,632
Accumulated deficit . . . . . . . . . . . . . . . . . . .(31,280,362)(29,141,032)
                               ----------------------------------

                                         5,434,570      4,311,600
                               ----------------------------------

                                       $10,096,932    $ 8,303,430

The accompanying notes are an integral part of these statements.


Historical Financial Statements
Agritope
Combined Statements of Operations
FOR THE YEAR ENDED SEPTEMBER 30        1996        1995       1994
Revenues
Product sales . . . . . . . . . . . . .$      -$ 2,015,318$ 2,179,742
Grants and contracts . . . . . . . . . .585,485  94,370     33,642
                        ------------------------------------------
                                    585,485   2,109,688  2,213,384

Costs and expenses
Product costs . . . . . . . . . . . . . . .-  3,235,675  4,575,149
Research and development costs . . . . . .1,338,7032,204,9932,368,880
Selling, general and administrative expenses1,482,6944,479,4984,759,219
                        ------------------------------------------
                                  2,821,397   9,920,166 11,703,248

Loss from operations . . . . . . . . . . . .(2,235,912)(7,810,478)(9,489,864)
Other income (expense), net . . . . . . . . .96,582165,822 (94,467)
                        ------------------------------------------
Net loss . . . . . . . . . . . . . . . . . .$(2,139,330)$(7,644,656)$(9,584,331)

Pro forma net loss per share . . . . . . . .$      (.34)$    (1.29)$     (1.91)

Pro forma weighted average number of shares
Outstanding . . . . . . . . . . . . . . . .6,330,7105,943,1175,025,064


The accompanying notes are an integral part of these statements.


Historical Financial Statements
Agritope
Combined Statements of Changes in Group Equity
                                    Contributed    Accumulated
                                      capital        deficit         Total
Balances at September 30, 1993 . . . . . . . . .$11,259,717$(11,912,045)$   (652,328)
Common stock issued as
  compensation . . . . . . . . . . . . . . . . .50,392-   50,392
Compensation expense for
  stock option grants . . . . . . . . . . . . . .343,922-343,922
Common stock issued upon
  exchange of convertible notes . . . . . . . . .559,964-559,964
Equity issuance costs . . . . . . . . . . . . . .(40,267)-(40,267)
Net cash from Epitope Medical Products . . . . .12,132,173-12,132,173
Net loss for the year . . . . . . . . . . . . . .(9,584,331)(9,584,331)
                        ----------------------------------------
Balances at September 30, 1994 . . . . . . . . . .24,305,901(21,496,376)2,809,525
Common stock issued as
  compensation . . . . . . . . . . . . . . . . . .69,998- 69,998
Compensation expense for
  stock option grants . . . . . . . . . . . . . .318,375-318,375
Common stock issued upon
  exchange of convertible notes . . . . . . . . .449,991-449,991
Equity issuance costs . . . . . . . . . . . . . .(22,487)-(22,487)
Net cash from Epitope Medical Products . . . . . .8,330,854-8,330,854
Net loss for the year . . . . . . . . . . . . . .(7,644,656)(7,644,656)
                        ----------------------------------------
Balances at September 30, 1995 . . . . . . . . . .33,452,632(29,141,032)4,311,600
Common stock issued as compensation . . . . . . .14,500-  14,500
Compensation expense for stock
  option grants . . . . . . . . . . . . . . . . .229,164-229,164
Net cash from Epitope Medical Products . . . . . .3,018,636-3,018,636
Net loss for the year . . . . . . . . . . . . . .-(2,139,330)(2,139,330)
                        ----------------------------------------
Balances at September 30, 1996 . . . . . . . . .$36,714,932$(31,280,362)$ 5,434,570


The accompanying notes are an integral part of these statements.


Historical Financial Statements
Agritope
Combined Statements of Cash Flows
FOR THE YEAR ENDED SEPTEMBER 30                           1996            1995             1994
Cash flows from operating activities
Net loss . . . . . . . . . . . . . . . . . . . . .$(2,139,330)$(7,644,656)$(9,584,331)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization . . . . . . . . . . .294,045663,380505,135
Loss on disposition of property . . . . . . . . . .-  500     74,130
Decrease (increase) in accounts receivable and
  other receivables . . . . . . . . . . . . . . . .832,333(945,501)(140,268)
Decrease (increase) in inventories . . . . . . . .(509,745)88,737(385,928)
Decrease (increase) in prepaid expenses . . . . .55,252(55,639)36,965
Decrease (increase) in other assets and deposits(36,219)9,137  6,562
Increase (decrease) in accounts payable and
 accrued liabilities . . . . . . . . . . . . . . .494,632(104,680)67,457
Common stock issued as compensation for services14,50069,998  50,392
Compensation expense for stock option grants and
 deferred salary increases . . . . . . . . . . . .229,164318,375343,922
                          ------------------------------------------
Net cash used in operating activities . . . . . . .(765,368)(7,600,349)(9,025,964)

Cash flows from investing activities
Additions to property and equipment . . . . . . . .(886,646)(238,558)(2,128,835)
Proceeds from sale of property . . . . . . . . . . .13,258
Expenditures for patents and proprietary
 technology . . . . . . . . . . . . . . . . . . . .(411,943)(178,208)135
Investment in affiliated companies . . . . . . . .(473,790)610,146
Minority Interest in affiliated companies . . . . .215,407-        -
                          ------------------------------------------
Net cash (used in) provided by investing
 activities . . . . . . . . . . . . . . . . . . . .(1,556,972)206,638(2,128,700)

Cash flows from financing activities
Principal payments under installment purchase
 and capital lease obligations . . . . . . . . . . . .(39,507)(16,137)(20,726)
Cash from Epitope Medical Products . . . . . . . . . .3,018,6368,330,85412,132,173
                          ------------------------------------------
Net cash provided by financing activities . . . . . .2,979,1298,314,71712,111,447

Net increase (decrease) in cash and cash
 equivalents . . . . . . . . . . . . . . . . . . . .656,789921,006956,783
Cash and cash equivalents at beginning of year . .4,246,6873,325,6812,368,898
                          ------------------------------------------
Cash and cash equivalents at end of year . . . .$4,903,476$4,246,687$3,325,681

      The accompanying notes are an integral part of these statements.


Historical Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Balance Sheets

SEPTEMBER 30                                                     1996             1995
Assets
Current assets
Cash and cash equivalents (Note 2) . . . . . . . . . . .$ 5,699,263$ 4,259,897
Marketable securities (Note 2) . . . . . . . . . . . . . .18,818,12017,080,246
Trade accounts receivable, net (Note 2) . . . . . . . .1,412,585367,487
Other accounts receivable . . . . . . . . . . . . . . . . .206,4201,376,543
Inventories (Note 2) . . . . . . . . . . . . . . . . . . . .1,667,6751,433,746
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .90,330159,463
                                   --------------------------
Total current assets . . . . . . . . . . . . . . . . . . . .27,894,39324,677,382

Property and equipment, net (Notes 2 and 4) . . . . .2,828,9532,544,772
Patents and proprietary technology, net (Note 2) . . .1,111,478555,767
Investment in affiliated companies (Note 3) . . . . . .2,448,6232,117,343
Other assets and deposits (Note 5) . . . . . . . . . . .163,271238,758
                                   --------------------------
                                        $34,446,718$30,134,022

Liabilities and Shareholders' Equity
Current liabilities
Current portion of installment notes payable . . . . . .           $-$    17,758
Convertible notes, due 1997 (Notes 5 and 13) . . . .3,620,003-
Accounts payable . . . . . . . . . . . . . . . . . . . . . .540,644945,395
Salaries, benefits and other accrued liabilities
(Notes 2 and 9) . . . . . . . . . . . . . . . . . . . . . .2,103,6443,182,516
                                  ---------------------------
Total current liabilities . . . . . . . . . . . . . . . . .6,264,2914,145,669

Long-term portion of installment notes payable . . . . . . .-21,749

Convertible notes, due 1997 (Notes 5 and 13) . . . . . . . .-3,620,003

Commitments and contingencies (Notes 6, 8, 9, 10 and 11)-   -
Minority Interest . . . . . . . . . . . . . . . . . . . . . .215,407-

Shareholders' equity (Note 6)
Preferred stock, no par value - 1,000,000 shares authorized;
  no shares issued or outstanding . . . . . . . . . . . .-  -
Common stock, no par value - 30,000,000 shares
  authorized; 12,937,383 and 12,485,130 shares issued and
  outstanding, respectively . . . . . . . . . . . . . . . .100,952,28293,931,947
Accumulated deficit . . . . . . . . . . . . . . . . . . . .(72,985,262)(71,585,346)
                                   --------------------------
                                         27,967,02022,346,601
                                   --------------------------
                                        $34,446,718$30,134,022

The accompanying notes are an integral part of these statements.


Historical Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Statements of Operations

FOR THE YEAR ENDED SEPTEMBER 30         1996        1995       1994
Revenues
Product sales . . . . . . . . . . . . . . .$  4,864,378$  4,822,168$  4,760,540
Grants and contracts . . . . . . . . . . .1,314,756143,042   58,202
                       --------------------------------------------
                                   6,179,134   4,965,210  4,818,742

Costs and expenses
Product costs . . . . . . . . . . . . . . .2,681,4296,398,6876,716,468
Research and development costs . . . .4,504,5416,822,239  6,050,206
Selling, general and administrative expenses6,516,18511,162,3587,826,115
                      ---------------------------------------------
                                  13,702,155  24,383,284 20,592,789

Loss from operations              (7,523,021)(19,418,074)(15,774,047)

Other income, net . . . . . . . . . . . .6,123,105922,246   141,459
                     ----------------------------------------------
Net loss . . . . . . . . . . . . . . . . . .$ (1,399,916)$(18,495,828)$(15,632,588)

Net loss per share . . . . . . . . . . . .$       (.11)$      (1.56)$      (1.56)

Weighted average number of shares
  outstanding . . . . . . . . . . . . . . .12,661,42011,886,23410,050,129

The accompanying notes are an integral part of these statements.


Historical Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

                               Common Stock            Accumulated
                                     Shares     Dollars    deficit     Total
Balances at September 30, 1993 . . . . . . . .9,091,922$ 45,427,299$ (37,456,930)$ 7,970,369
Common stock issued upon
  exercise of options . . . . . . . . . . . . . . .52,488636,293 -   636,293
Common stock issued as
  compensation . . . . . . . . . . . . . . . . . .19,678368,778  -   368,778
Compensation expense for
  stock option grants . . . . . . . . . . . . . . .-1,167,272    - 1,167,272
Common stock issued upon
  exercise of warrants . . . . . . . . . . . . . .618,2919,718,259-9,718,259
Common stock issued upon
  exchange of convertible notes . . . . . . . .28,672559,964     -   559,964
Common stock issued in
  private placement . . . . . . . . . . . . . . . .1,115,50017,057,563-7,057,563
Equity issuance costs . . . . . . . . . . . . . .-(3,375,528)    -(3,375,528)
Net loss for the year . . . . . . . . . . . . . . .-  -(15,632,588)(15,632,588)
                    --------------------------------------------------------
Balances at September 30, 1994 . . . . . . . .10,926,55171,559,900(53,089,518)18,470,382
Common stock issued upon
  exercise of options . . . . . . . . . . . . . . .183,5252,145,673-2,145,673
Common stock issued as
  compensation . . . . . . . . . . . . . . . . . .16,013266,800  -   266,800
Compensation expense for
  stock option grants . . . . . . . . . . . . . . .-1,374,710    - 1,374,710
Common stock issued upon
  exercise of warrants . . . . . . . . . . . . . .1,336,00018,892,750-18,892,750
Common stock issued upon
  exchange of convertible notes . . . . . . . .23,041449,991     -   449,991
Equity issuance costs . . . . . . . . . . . . . . .-(757,877)    -  (757,877)
Net loss for the year . . . . . . . . . . . . . . .-  -(18,495,828)(18,495,828)
                    --------------------------------------------------------
Balances at September 30, 1995 . . . . . . . .12,485,13093,931,947(71,585,346)22,346,601
Common stock issued upon
  exercise of options . . . . . . . . . . . . . . .386,5504,886,118-4,886,118
Common stock issued as compensation . . . .19,353263,586         -   263,586
Compensation expense for stock
  option grants . . . . . . . . . . . . . . . . . .-1,044,183    - 1,044,183
Common stock issued upon
  exercise of warrants . . . . . . . . . . . . . .46,350826,600  -   826,600
Equity issuance costs . . . . . . . . . . . . . . .-(152)        -      (152)
Net loss for the year . . . . . . . . . . . . . . .-  - (1,399,916)(1,399,916)
                    --------------------------------------------------------
Balances at September 30, 1996 . . . . . . . .12,937,383$ 100,952,282$(72,985,262)$ 27,967,020


The accompanying notes are an integral part of these statements.


Historical Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

FOR THE YEAR ENDED SEPTEMBER 30                          1996           1995           1994
Cash flows from operating activities
Net loss . . . . . . . . . . . . . . . . . . . . .$(1,399,916)$(18,495,828)$(15,632,588)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization . . . . . . . . . . .1,086,9301,458,6751,156,211
(Gain) loss on disposition of property . . . . . . .(1,098)81975,671
Decrease (increase) in accounts receivable and
  other receivables . . . . . . . . . . . . . . . . .125,025(1,022,050)(321,035)
Increase in inventories . . . . . . . . . . . . . . .(233,929)(286,903)(658,207)
Decrease (increase) in prepaid expenses . . . . . . .69,133(17,608)80,319
Decrease (increase) in other assets and deposits . . .20,649(33,521)335
Increase in accounts payable and accrued
  liabilities . . . . . . . . . . . . . . . . . . . .(1,656,478)2,168,684397,332
Common stock issued as compensation for services263,586266,800368,778
Compensation expense for stock option grants and
  deferred salary increases . . . . . . . . . . . . .1,044,1831,374,7101,259,273
                          ------------------------------------------
Net cash used in operating activities . . . . . . . .(723,213)(14,586,222)(13,273,911)

Cash flows from investing activities
Investment in marketable securities . . . . . . . .(47,608,270)(16,194,994)(5,603,414)
Proceeds from sale of marketable securities . . . . .45,870,3964,718,162-
Additions to property and equipment . . . . . . . .(1,066,758)(1,350,850)(2,590,751)
Proceeds from sale of property . . . . . . . . . . . .7,43214,3431,000
Expenditures for patents and proprietary
  technology . . . . . . . . . . . . . . . . . . . . .(770,262)(305,135)(185,670)
Investment in affiliated companies . . . . . . . . . .(331,280)652,69864,938
Minority interest in affiliated companies . . . . . .215,407-      -
                          ------------------------------------------
Net cash used in investing
 activities . . . . . . . . . . . . . . . . . . . . . . .(3,683,335)(12,465,776)(8,313,897)

Cash flows from financing activities
Principal payments under installment purchase and
  capital lease obligations . . . . . . . . . . . .(39,507)(16,137)(20,724)
Proceeds from issuance of common stock . . . . . .5,885,57321,060,91224,387,702
Cost of common stock issuance . . . . . . . . . .(152)(757,877)(310,849)
                          ------------------------------------------
Net cash provided by financing activities . . . . . .5,845,91420,286,89824,056,129

Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . . . . .1,439,366(6,765,100)2,468,321

Cash and cash equivalents at beginning of year . . .4,259,89711,024,9978,556,676
                          ------------------------------------------
Cash and cash equivalents at end of year . . . . . . .$ 5,699,263$ 4,259,897$ 11,024,997


The accompanying notes are an integral part of these statements.

Notes to Historical Financial Statements

Note 1      The Company

Epitope, Inc. (the Company or Epitope) is an Oregon corporation utilizing biotechnology to develop and market medical diagnostic products through its Epitope Medical Products group (Epitope Medical Products) and superior new plants and related products through its Agritope group (Agritope). Upon approval of the proposal to create a new class of common stock (the Agritope Stock Proposal), the capital structure of Epitope will be modified to include two classes of common stock, Epitope Medical Products Common Stock and Agritope Common Stock. The Epitope Medical Products group (Epitope Medical Products) will include the medical products business conducted by the Company. The Agritope group (Agritope) will include the agribusiness and agricultural biotechnology operations of the Company.

Note 2      Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of majority-owned subsidiaries are included in these statements. Minority-owned investments and joint ventures are accounted for using the equity method. Investments of less than 20% are carried at cost.

The accompanying combined financial statements of the Epitope Medical Products and Agritope groups have been prepared using the amounts included in the consolidated financial statements of the Company. Assets and liabilities directly attributable to each group are included in the respective balance sheets of the applicable group. Cash, cash equivalents and marketable securities have been allocated 80% to Epitope Medical Products and 20% to Agritope. Cash advanced and allocated by the Company to business units of the Agritope group has been reflected as paid-in-capital in the accompanying combined financial statements.

Certain services such as accounting, finance, general management, human resources, investor relations, information systems and payroll are provided by the Company on a centralized basis for the benefit of both groups (Shared Services). Such expenses have been allocated between Epitope Medical Products and Agritope in the accompanying combined financial statements using activity indicators which, in the opinion of management, represent a reasonable measure of the respective group's utilization of such shared services. The activity measurement indicators will be reviewed periodically and adjusted to reflect changes in utilization. The accompanying combined financial statements also include an adjustment to allocate interest income in the same proportion as the allocation of Shared Services between the two groups. Future interest income will be based on amounts earned by each group. Shared Services are included under the caption "Selling, general and administrative expenses" as follows:

YEAR ENDED SEPTEMBER 30                         1996          1995          1994
Epitope Medical Products . . .$3,028,181$3,575,069$1,899,969
Agritope . . . . . . . . . . . . .1,069,2491,892,3701,735,688
                   ----------------------------------------
Consolidated . . . . . . . . . . .$4,097,430$5,467,439$3,635,657

The allocation of interest income is included under the caption "Other income, net" as follows:


YEAR ENDED SEPTEMBER 30                         1996           1995           1994
Epitope Medical Products . . .$1,025,030$  756,743$  237,467
Agritope . . . . . . . . . . . . .361,938 408,097   216,934
                   ----------------------------------------
Consolidated . . . . . . . . . . .$1,386,968$1,164,840$  454,401



If the Agritope Stock Proposal is approved, the Company will provide holders of Epitope Medical Products and Agritope common stock separate financial statements, management's discussion and analysis of financial condition and results of operations, descriptions of businesses and other relevant information for each group. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) to each group for the purposes of preparing their respective historical and future financial statements, this attribution and the change in capitalization contemplated in the Agritope Stock Proposal will not affect legal title to such assets or responsibility for such liabilities of the Company or any of its subsidiaries. Holders of each class of common stock will be common shareholders of the Company and would be subject to risks associated with an investment in the Company and all its businesses, assets, and liabilities. Liabilities or contingencies of either group that affect the Company's resources or financial condition could affect the financial condition and results of operations of either group.

Under the Agritope Stock Proposal, dividends to be paid to the holders of either class of common stock will be limited to the lesser of funds of the Company legally available for the payment of dividends or the Available Medical Products Dividend Amount or Available Agritope Dividend Amount as defined in the Company's Articles of Incorporation. The Company has never paid any cash dividends on shares of Epitope common stock. The Company currently intends to retain any of its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on either class of common stock in the foreseeable future.

Except as stated in the amended Articles of Incorporation, the accounting policies applicable to preparation of financial statements of either group may be modified or rescinded at the sole discretion of the Board of Directors of the Company without the approval of shareholders, although there is no intention to do so. In addition, generally accepted accounting principles require that any change in accounting policy be preferable (in accordance with such principles) to the previous policy.

Cash and Cash Equivalents; Marketable Securities. For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investments with maturities at time of purchase of three months or less to be cash equivalents. At September 30, 1996, marketable securities consisted of commercial paper and U.S. Treasury securities with an original maturity period greater than three months, but generally less than 12 months. The Company's policy is to invest its excess cash in securities that maximize (a) safety of principal, (b) liquidity for operating needs, and (c) after-tax yields.

Effective October 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Pursuant to SFAS 115, the Company has categorized all of its investments as available-for-sale securities and, accordingly, unrealized gains and losses on such investments, if material, will be carried as a separate component of shareholders' equity. Such unrealized gains and losses were immaterial as of September 30, 1996 and 1995.

Inventories. Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventory components are summarized as follows:

September 30            1996      1995
Epitope Medical Products
Raw materials. . . . . . . .$  522,824$   657,568
Work-in-process. . . . . . .389,642379,470
Finished goods . . . . . . .192,882295,032
Supplies . . . . . . . . . .52,582101,676
              ------------------------
                  $1,157,930$ 1,433,746
Agritope
Work-in-process. . . . . . .$  471,208-
Finished goods . . . . . . .38,537  -
              ------------------------
                  $  509,745   $    -
Consolidated
Raw materials. . . . . . . .$  522,824$   657,568
Work-in-process. . . . . . .860,850379,470
Finished goods . . . . . . .231,419295,032
Supplies . . . . . . . . . .52,582101,676
              ------------------------
                  $1,667,675$ 1,433,746

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

Accounting for Long-Lived Assets. The Company periodically reviews its long-lived assets for impairment or as events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. If the estimated net cash flows are less than the carrying amount of the long-lived assets, the Company recognizes an impairment loss in an amount necessary to write down long-lived assets to fair value as determined from expected discounted future cash flows. This accounting policy is consistent with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There has been no significant impact to the Company's financial position or results of operations as the carrying amount of all long-lived assets is recoverable.

Patents and Proprietary Technology. Direct costs associated with patent submissions and acquired technology are capitalized and amortized over their minimum estimated economic useful lives, generally five years.

In August 1996, the Company amended an agreement pursuant to which it acquired Agritope's patented ethylene control technology in 1987. A co-inventor of the technology relinquished all rights to future compensation under the agreement in exchange for a one-time cash payment, a research grant and a limited non-exclusive license to use the technology for one crop. The total consideration of $365,000 is included in Agritope's combined balance sheet under the caption "Patents and Proprietary Technology" and is being amortized over 15 years, the remaining life of the related patent.

Amortization and accumulated amortization are summarized as follows:

                                     1996        1995         1994
Amortization for the year ended
   September 30,
Epitope Medical Products . . . .$ 172,095$ 130,313$ 101,339
Agritope . . . . . . . . . . . . .42,45623,96413,487
               -----------------------------------
Consolidated          $ 214,551$ 154,277 $ 114,826

Accumulated Amortization at
  September 30,  . . . . . . . . .
Epitope Medical Products . . . . .$ 621,110$ 449,015$ 318,702
Agritope . . . . . . . . . . . . .79,90737,45113,487
               -----------------------------------
Consolidated          $ 701,017$ 486,466 $ 332,189


Investments in Affiliated Companies. Investments in affiliated companies are stated at cost. For reductions in the value of its investments in affiliated companies that are more than temporary, the Company will write down the value of its investments in affiliated companies to its recoverable value.

Revenue Recognition. Product revenues are generally derived from the sale of products and are recognized as revenue when the related products are shipped. Grant and contract revenues include funds received under research and development agreements with various entities. Such revenues are recognized in accordance with contract terms.

Accounts receivable are stated net of an allowance for doubtful accounts as follows:

SEPTEMBER 30                           1996         1995
Epitope Medical Products . . . . .$  6,872$  6,872
Agritope . . . . . . . . . . . . .19,57165,172
                    --------------------
Consolidated . . . . . . . . . . .$ 26,443$ 72,044


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

Income taxes. The Company accounts for certain revenue and expense items differently for income tax purposes than for financial reporting purposes. These differences arise principally from methods used in accounting for stock options and depreciation rates. The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes," (SFAS 109) which requires the use of the asset and liability method approach for accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

To date, both Epitope Medical Products and Agritope have experienced operating losses. Actual tax payment is a liability of Epitope as a whole. The Agritope Stock Proposal provides that either group may be allocated the tax benefit of such losses and future losses to reduce current or deferred tax expense and that such losses will not be carried forward to reduce the losses of the group which incurred such losses. Accordingly, either group may report lower earnings than if such losses had been retained for the benefit of the group which incurred such losses.

Net Income (Loss) Per Share. Net income (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of the number of shares issuable upon exercise of outstanding warrants, options and convertible notes less the number of shares assumed to have been purchased for the treasury with the proceeds from the exercise of such. Net income (loss) per share for Epitope Medical Products and Agritope is presented on a proforma basis assuming that the distribution of Agritope common stock and redesignation of Epitope, Inc. common stock as Epitope Medical Products common stock pursuant to the Agritope Stock Proposal had occurred on October 1, 1993.

Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Primary and fully diluted net income (loss) per share are the same.

Supplemental Cash Flow Information. Non-cash financing and investing activities not included in the consolidated statements of cash flows are summarized as follows:

YEAR ENDED SEPTEMBER 30                   1996          1995           1994
Epitope Medical Products
Discount on private placement of common stock . . . .-      -     3,024,413

Agritope
Conversion of notes to equity (Note 5) . . . . . . . .-$  427,496$   600,231
Investment in nonconsolidated subsidiary . . . . . . .-2,584,979          -


Supplemental Profit and Loss Information. In September 1995, management announced a company-wide reduction in work force whereby 48 employees were terminated. The Company charged $607,000 to results of operations for severance payments and related expenses for this program. As of September 30, 1996 and 1995, $55,000 and $475,000, respectively, of these charges remain accrued and are included in the accompanying balance sheets of the Company and Epitope Medical Products under the caption "Salaries, benefits and other accrued liabilities."

Management Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates relating to assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

Note 3      Investment in Affiliated Companies

In June 1995, Agritope agreed to sell its wholly owned subsidiary, Vinifera, Inc. to VF Holdings, Inc. ("VF"), an affiliate of a Swiss investment group, pursuant to a stock purchase agreement. VF subsequently failed to make all the payments required under the VF Agreement. As part of a settlement of claims based on VF's default, VF retained a minority interest in Vinifera and relinquished the majority interest to Agritope in August 1996.

In May 1995, Agrimax Floral Products, Inc. (Agrimax), a wholly owned subsidiary, transferred control of its Charlotte facility to Universal American Flowers, Inc. (UAF), a privately held importer of high quality fresh flowers engaged in distribution to customers in the eastern U.S. from facilities in Tampa, Florida and Hammond, Louisiana. As of October 27, 1995, Agrimax merged the Charlotte fresh flower operation with those of UAF in return for an equity interest of approximately 18% in the merged entity, UAF, Limited Partnership. In addition to tangible operating assets, Agrimax transferred to UAF, Limited Partnership, the rights to use its proprietary floral preservative as well as the Fresche Blossoms(R), Everguard(R) and Fresche Blossoms Express(TM) trademarks. In May 1996, the equity interest of Agrimax was reduced to 9% as a result of a recapitalization of UAF, Limited Partnership.

The St. Paul, Minnesota, facility of Agrimax ceased operations in June 1995. In June 1996, Agrimax contributed inventory and operating assets to Petals USA, Inc. ("Petals"), a newly formed affiliate of a Canadian fresh flower wholesaler, in return for a 19.5% equity interest in Petals.

The investments by Agrimax are included in the accompanying consolidated balance sheets of the Company and combined balance sheets of Agritope under the caption "Investment in affiliated companies." See Note 13.

For the years ended September 30, 1995, 1994 respectively, the accompanying financial statements of the Company and Agritope include revenues of $2.0 million and $2.2 million, and operating losses of $3.8 million, and $6.4 million attributable to the Agrimax and Vinifera business units. The accompanying statements of operations of the Company and Agritope for the year ended September 30, 1995, includes the results of operations of Agrimax and Vinifera through May and also includes a charge of $500,000 primarily attributable to the disposition of Agrimax which is included in the accompanying consolidated balance sheets of the Company and combined balance sheets of Agritope as of September 30, 1995 under the caption "Salaries, benefits and other accrued liabilities."

Note 4      Property and Equipment

Property and equipment are summarized as follows:

SEPTEMBER 30                             1996            1995
Epitope Medical Products
Research and development laboratory equipment . . .$ 1,056,883$   898,716
Manufacturing equipment . . . . . . . . . . . . . .1,291,5461,296,416
Office furniture and equipment. . . . . . . . . . .1,899,9482,041,897
Leasehold improvements. . . . . . . . . . . . . . .1,084,6601,084,660
Construction in progress. . . . . . . . . . . . . .134,55770,961
                             ----------------------------------
                                      5,467,594       5,392,650
Less accumulated depreciation and amortization. . . .(3,924,837)(3,402,881)
                             ----------------------------------
                                    $ 1,542,757      $1,989,769

Agritope
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     30,020$    30,020
Buildings and improvements. . . . . . . . . . . . . .717,508717,508
Research and development laboratory equipment . . . .220,919196,255
Manufacturing equipment . . . . . . . . . . . . . . .351,538  -
Office furniture and equipment. . . . . . . . . . . .140,45295,338
Leasehold improvements. . . . . . . . . . . . . . . .23,96223,962
Construction in progress. . . . . . . . . . . . . . .499,98034,650
                             ----------------------------------
                                      1,984,379       1,097,733
Less accumulated depreciation and amortization . . .(698,183)(542,730)
                             ----------------------------------
                                    $ 1,286,196     $   555,003
Consolidated
Land. . . . . . . . . . . . . . . . . . . . . . . .$     30,020$    30,020
Buildings and improvements. . . . . . . . . . . . .717,508717,508
Research and development laboratory equipment . . .1,277,8021,094,971
Manufacturing equipment . . . . . . . . . . . . . .1,643,0841,296,416
Office furniture and equipment. . . . . . . . . . .2,040,4002,137,235
Leasehold improvements. . . . . . . . . . . . . . .1,108,6221,108,622
Construction in progress. . . . . . . . . . . . . .634,537105,611
                             ----------------------------------
                                      7,451,973       6,490,383
Less accumulated depreciation and amortization . . .(4,623,020)(3,945,611)
                             ----------------------------------
                                    $ 2,828,953     $ 2,544,772

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

During the years ended September 30, 1995 and 1994, respectively, investors exchanged $449,991 and $559,964 principal amount of convertible notes for the Company's common stock at a price of $19.53 per share. In conjunction with the exchanges, unamortized debt issuance costs of $22,487 and $40,267 related to such notes were recognized as equity issuance costs during 1995 and 1994, respectively. Debt issuance costs are included in other assets and are being amortized over the five-year life of the notes. Amortization expense of debt issuance costs for the years ended September 30, 1996, 1995 and 1994, respectively, totaled $108,257, $96,136 and $91,715, leaving an unamortized balance of $88,821 and $197,077 at September 30, 1996 and 1995, respectively.

Note 6      Shareholders' Equity

Authorized Capital Stock. The Company's amended articles of incorporation authorize 1,000,000 shares of preferred stock and 30,000,000 shares of common stock. The Company's Board of Directors has authority to determine preferences, limitations and relative rights of the preferred stock.

Common Stock Reserved for Future Issuance. As of September 30, 1996, the following shares of the Company's common stock were reserved for future issuance, as more fully described below:

Purpose                                                 Shares

Outstanding warrants. . . . . . . . . . . . . .2,000,640
Outstanding stock options . . . . . . . . . . .3,365,726
Employee Stock Purchase Plan subscriptions. . .42,820
Conversion of notes (Note 5). . . . . . . . . .185,356
                              --------------
                                   5,594,542

If the Agritope Stock Proposal is approved, the Company will issue to the holders of the above rights to purchase shares of Epitope common stock or to convert notes into such shares, as applicable, the equivalent rights with respect to Agritope common stock on the basis of one-half share of Agritope common stock for each right to purchase one share of Epitope common stock.

Common Stock Warrants. As of September 30, 1996, the following warrants to purchase shares of common stock were outstanding:

Date of Issuance    Shares     Price    Expiration Date
September 26, 1991. . . . .159,150$16.00September 30, 1997
December 23, 1992 . . . . .988,39018.50September 30, 1997
July 20, 1993 . . . . . . . .375,00020.00September 30, 1997
August 1, 1993. . . . . . . .200,00018.50September 30, 1997
October 17, 1994. . . . . . .50,00018.50September 30, 1997
November 22, 1994 . . . . .228,10018.50September 30, 1997
               -----------
                 2,000,640


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

The 1991 Plan and 1992 Plan also provide that nonqualified options may be granted at a price not less than 75% of the fair market value of a share of common stock on the date of grant. The option term and vesting schedule of such awards may either be unlimited or have a specified period in which to vest and be exercised. For the discounted nonqualified options issued, the Company amortizes, on a straight-line basis over the vesting period of the options, the difference between the exercise price and the fair market value of a share of stock on the date of grant. As of September 30, 1996, 197,181 shares of Epitope common stock remain available for grant under the Company's stock award plans.

In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a fair-value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under APB Opinion 25, "Accounting for Stock Issued to Employees," but with additional financial statement disclosure. The Company plans to elect the disclosure-only alternative commencing in fiscal 1997 and therefore does not anticipate that SFAS 123 will have a material impact on its financial position or results of operations.

Options granted and outstanding under the Company's stock option plans are summarized as follows:

                              1996              1995                   1994
                    Shares     Price    Shares        Price  Shares     Price
Outstanding at
 beginning of period3,636,103$1.09-$24.943,483,432$ 1.09-$24.943,052,653$1.09-$24.94
Granted . . . . . . . . .901,3799.81-18.13802,05014.94-18.88589,85014.38-22.94
Exercised. . . . . . . .(386,550)1.09-17.13(183,525)1.84-22.50(52,488)12.43-22.50
Canceled . . . . . . . .(785,206)14.38-24.00(465,854)7.38-22.94(106,583)8.50-22.94
                ---------------------------------------------------------------------
Outstanding at
 end of period . . . . .3,365,726$3.50-$24.943,636,103$1.09-$24.943,483,432$1.09-$24.94

Exercisable. . . . . . .2,302,212$3.50-$24.942,002,925$1.09-$24.941,557,505$1.09-$24.94


Pursuant to the 1991 Plan, 973, 3,680 and 11,741 shares of common stock were also awarded to consultants and members of the Company's scientific advisory committees during 1996, 1995, and 1994, respectively.

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

The 1993 Employee Stock Purchase Plan (1993 ESPP), as amended and restated effective February 1, 1993, covers a maximum of 250,000 shares of common stock for subscription over established offering periods. The Company's Board of Directors was granted authority to determine the number of offering periods, the number of shares offered, and the length of each period, provided that no more than three offering periods (other than Special Offering Subscriptions as described below) may be set during each fiscal year of the Company. Other provisions of the 1993 ESPP are similar to the 1991 ESPP. During April, 1996, 10,106 shares were issued at a price of $11.90 per share. As of September 30, 1996, 42,820 shares of common stock were subscribed for during two offerings under the 1993 ESPP. Shares subscribed for under these 1993 ESPP offerings may be purchased over 24 months and have initial subscription prices of $12.33 and $8.77 per share for the various offerings.

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

Note 7      Income Taxes

As of September 30, 1996, the Company had net operating loss carryforwards of approximately $66.7 million and $50.0 million, respectively, to offset federal and state taxable income. Approximately $6.9 million of the Company's net operating loss carryforwards were generated as a result of deductions related to the exercise of stock options. When utilized, such carryforwards, as tax effected, will be reflected in the Company's financial statements as an increase in shareholders' equity rather than a reduction of the provision for income taxes.

As of September 30, 1996 the Company had total gross deferred tax assets of approximately $28.4 million, consisting primarily of $24.5 million of net operating loss carryforwards, $1.1 million of research and development tax credit carryforwards and $2.0 million of accrued deferred compensation costs. No benefit for these assets has been reflected in the accompanying consolidated financial statements as they do not satisfy the recognition criteria set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109). Accordingly, a valuation allowance of $28.4 million, representing a $1.1 million decrease since the prior fiscal year end, has been recorded.

The expected tax benefit of approximately $476,000 for the year ended September 30, 1996 is increased by approximately $61,000 for the effect of state and local taxes (net of federal impact),$1.1 million for the effect of the decrease in valuation allowance, and $840,000 for the effect of stock option deductions included in the valuation allowance and is reduced by approximately $2.5 million for the effect of Vinifera Inc.'s net operating loss carryforwards and certain state net operating loss carryforwards being removed from the consolidated tax group.

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

During 1994, the Company participated in a National Cancer Institute program whereby the Company received funding for research toward the treatment of cancer. Agritope has also received grant support from the U.S. Department of Agriculture, Oregon Strawberry Commission, and Oregon Raspberry & Blackberry Commission for antifungal biocontrol research and from several strategic partners.

Revenues from research and development arrangements are included in the accompanying consolidated statements of operations under the caption "Grants and Contracts."

Note 9      Distribution and Supply Contracts

The Company has entered into several contractual arrangements, including those discussed in the following paragraphs, for distribution of certain of its products to customers.

The Company continues to maintain supply and distribution agreements with Organon Teknika Corporation (Organon Teknika), whereby Organon Teknika supplies the Company's antigen requirements and exclusively distributes the Company's EPIblot HIV confirmatory tests (EPIblot) on a worldwide basis. As of April 1, 1994, the Company renewed the agreements which have an initial termination date of March 31, 1997 (with successive one-year renewal periods thereafter) and include pricing incentives based on volumes purchased by Organon Teknika and penalties for failure to purchase specified minimum quarterly volumes. For the years ended September 30, 1996, 1995 and 1994, respectively, revenues generated from sales of EPIblot to Organon Teknika were $1,539,164, $1,808,431, and $1,688,200, including export sales of $62,539,
$72,369 and $320,700. The Company has notified Organon Teknika that it intends to renew the agreements on mutually acceptable, but revised, terms prior to the scheduled termination date.

LabOne, Inc. (previously Home Office Reference Laboratory, Inc.) purchases oral specimen devices from the Company for use in insurance testing in return for non-exclusive distribution rights in the United States and Canada under an agreement which expires on March 13, 2000, with an automatic five-year renewal, unless either party notifies the other of intent not to renew at least 180 days prior to the initial expiration date. For the years ended September 30, 1996, 1995 and 1994, respectively, revenue generated from product sales to LabOne, Inc. was $1,327,544, $525,628 and $477,186 including export sales of $394,747, $58,500 and $110,933.

SB has an exclusive agreement to market the Company's oral specimen collection device worldwide, except in several foreign countries and to the insurance industry in the U.S., Canada and Japan.

In 1995, SB made an initial license fee payment of $1 million to the Company. SB also placed $5 million in escrow for future payment to the Company, of which $1 million was designated for reimbursement of future research project work and $4 million was designated as an additional license fee to be paid upon FDA approval of a pending request to amend the labeling of the Company's oral specimen collection device to indicate a two-year shelf life. The initial $1 million license fee was included as deferred revenue under the caption "Salaries, benefits and other accrued liabilities" in the accompanying consolidated balance sheets as of September 30, 1995. The escrowed funds are not reflected in the Company's financial statements.

In April 1996, the FDA granted the Company's request for extended dating and SB disbursed $4 million plus interest from escrow. Accordingly the Company recognized income of $5 million in 1996 operating results.

Note 10     Commitments

The Company leases office, manufacturing, warehouse and laboratory facilities under operating lease agreements which require minimum annual payments as follows:

                                  Epitope
                                  Medical
YEAR ENDING SEPTEMBER 30          Products   Agritope Consolidated
1997. . . . . . . . . . . . . . . . . .$  345,577$189,551$  535,128
1998. . . . . . . . . . . . . . . . . .345,576185,394   530,970
1999. . . . . . . . . . . . . . . . . .346,356150,000   496,356
2000. . . . . . . . . . . . . . . . . .109,992150,000   259,992
2001. . . . . . . . . . . . . . . . . .--     50,000     50,000
                              ----------   ---------------------
                              $1,147,501    $724,945 $1,872,446


Under the agreements for the lease of its office and laboratory facilities, the Company is obligated to the lessor for its share of certain expenses related to the use, operation, maintenance and insurance of the property. These expenses, payable monthly in addition to the base rent, are not included in the amounts shown above. Rent expense aggregated $538,665, $749,530 and $616,750 for the years ended September 30, 1996, 1995 and 1994, respectively.

The Company is also contingently liable for a lease of which has been assigned to UAF, Limited Partnership and the lease of property which has been subleased to Petals USA, Inc. in the following amounts:

             YEAR ENDING SEPTEMBER 30
             1997. . . . . . . . . . . . . . . . . .         $   328,953
             1998. . . . . . . . . . . . . . . . . .             341,304
             1999. . . . . . . . . . . . . . . . . .             347,184
                                                            ------------
                                                              $1,017,441

Note 11     Profit Sharing and Savings Plan

The Company established a profit sharing and deferred salary savings plan in 1986 and restated the plan in 1991. All employees are eligible to participate in the plan. In addition, the plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under the provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. Effective October 1, 1991, the Company replaced a discretionary profit sharing provision with a matching contribution (either in cash, shares of Epitope common stock, or partly in both forms) equal to 50% of an employee's basic contribution, not to exceed 2.5% of an employee's compensation. The Board of Directors has the authority to increase or decrease the 50% match at any time. During 1996, 1995 and 1994, respectively, the Company contributed $73,315 (4,653 shares totaling $73,279 and the remainder in cash), $97,631 (5,562 shares totaling $97,607 and the remainder in cash), and $79,981 (4,632 shares totaling $79,807 and the remainder in cash to the plan. As of September 30, 1996, 17,035 shares are held by the plan.

Note 12   Geographic Area Information
The Company's products are included in the medical products and agricultural products industry segments. (See Note 1 for a description of the Company's business.) The Company's products are sold principally in the United States, Canada and Europe. Operating loss represents revenues less operating expenses. In computing operating loss, allocated corporate administration expenses have been included; however, other income and expense items such as interest expense, miscellaneous income, and other charges have not been added or deducted. Other assets primarily represent cash and cash equivalents, marketable securities, and prepaid insurance.

Epitope Medical Products
In thousands
Geographic                      Operating                Identifiable
Areas      Revenues             Loss                     Assets
           1996    1995   1994  1996      1995    1994   1996    1995  1994
United
 States . . .$4,903$2,630$2,062$ (5,287)$(11,608)$(6,284)$4,604$3,768$3,464
Canada . . .404     78    111               --      --            --    --
Latin
 America . .100      -      -               --      --            --    --
Europe . . .65      72    329               --      --            --    --
Other . . . .122    76    103               --      --            --    --
-------------------------------------------------------------------------------------------------------
        $5,594  $2,856 $2,605$ (5,287)$(11,608)$(6,284)$4,604 $3,768$3,464


Agritope
In thousands
Geographic                      Operating                Identifiable
Areas      Revenues             Loss                     Assets
           1996    1995   1994  1996      1995    1994   1996    1995  1994
United
 States . . .$585$2,110$2,213 $(2,236) $(7,810)$(9,490)$5,351 $3,923$4,050
-------------------------------------------------------------------------------------------------------
           $585 $2,110 $2,213 $(2,236) $(7,810)$(9,490)$5,351 $3,923$4,050


Epitope, Inc. Consolidated
In thousands
Geographic                      Operating                Identifiable
Area       Revenues             Loss                     Assets
           1996    1995   1994  1996      1995    1994   1996    1995  1994
United
 States . . .$5,488$4,739$4,276$(7,523)$(19,418)$(15,774)$9,955$7,691$7,514
Canada . . .404     78    111               --      --            --    --
Latin
 America . .100      -      -               --      --            --    --
Europe . . . 65     72    329               --      --            --    --
Other . . . .122    76    103               --      --            --    --
-------------------------------------------------------------------------------------------------------
         $6,179 $4,965 $4,819 $(7,523)$(19,418)$(15,774)$9,955$7,691$7,514

Note 13 Subsequent Events

On October 25, the Company received an offer from a representative of the holders of the $3.6 million convertible notes due June 30, 1997, whereby the holders proposed to convert such notes into common stock of the Company at a reduced exchange price. On November 14, 1996, the Company agreed to exchange $3,380,000 principal amount of Agritope notes for 250,367 shares of common stock of the Company at an exchange price of $13.50 per share. Accordingly, the Company will recognize a charge to income of approximately $1.1 million representing the conversion expense in the first quarter of fiscal 1997.

On November 25, 1996, the Company negotiated an extension to the bank line of credit previously maintained by Andrew and Williamson Sales, Co. (A&W). Under terms of the commitment letter, the $6.5 million revolving credit line will be extended until February 5, 1998, and will bear interest at prime or LIBOR plus 2.5% at the Company's option. The new line will be secured by A&W's accounts receivable, inventory and equipment and will be guaranteed by Epitope, Inc. The new line will also contain various financial covenants including minimum working capital and tangible net worth levels and maximum debt to net worth ratios.

On December 12, 1996, the Company merged with A&W. A&W is a producer and wholesale distributor of fruits and vegetables based in San Diego, California. Under the terms of the merger, the Company issued 520,000 shares of common stock of Epitope, Inc. in exchange for all of the outstanding common stock of A&W. The merger has been accounted for as a pooling of interests and will qualify as a tax-free reorganization (see supplemental financial statements).

Based on information available on December 26, 1996, and due to continued operating losses at UAF, Limited Partnership in the four months ended
October 31, 1996, coupled with a shortfall in sales and larger operating loss than expected at Petals USA, Inc. in the fourth quarter of calendar 1996, the Company believes that the value of its investment in affiliated companies has more than temporarily declined as both companies are now expected to show operating losses in fiscal 1997. Accordingly, the Company anticipates a charge to results of operations of $1,900,000 in the first quarter of 1997, reflecting the permanent impairment in the value of its investment in affiliated companies.

                       Supplemental Financial Statements

Report of Independent Accountants

To the Board of Directors and Shareholders of Epitope, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders'/group equity, and of cash flows present fairly, in all material respects, the financial position of Epitope Medical Products group and Agritope group (as described in Note 1 to these financial statements) and Epitope, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 13, on November 6, 1996, Epitope, Inc. agreed to a merger with Andrew and Williamson Sales, Co. in a transaction to be accounted for as a pooling of interests. The accompanying supplemental financial statements give retroactive effect to the merger.

In our opinion, based upon our audits and the report of other auditors, the accompanying supplemental balance sheets and the related supplemental statements of operations, of changes in shareholders'/group equity and of cash flows present fairly, in all material respects, the financial position of Epitope Medical Products group, Agritope group and Epitope, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Andrew and Williamson Sales, Co., which statements reflect total assets of $10,774,100 and $7,293,256 at September 30, 1996 and 1995,
respectively, and total revenues of $62,471,119, $52,178,973 and $62,704,601 for the years ended September 30, 1996, 1995 and 1994, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it related to the amounts included for Andrew and Williamson Sales, Co., is based solely on the report of the other auditors. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Portland, Oregon
October 28, 1996, except for Note 13 as to which the date is November 14, 1996, November 25, 1996, December 12, 1996, and December 26, 1996.

Supplemental Financial Statements
Epitope Medical Products
Combined Balance Sheets

      SEPTEMBER 30                            1996     1995
  Assets
  Current assets
  Cash and cash equivalents (Note 2) . . . . . . . . . . .$795,787$13,210
  Marketable securities (Note 2) . . . . . . . . . . . . .18,818,12017,080,246
  Trade accounts receivable, net (Note 2) . . . . . . . .1,147,599231,621
  Other accounts receivable . . . . . . . . . . . . . . . .174,083382,753
  Inventories (Note 2) . . . . . . . . . . . . . . . . . . .1,157,9301,433,746
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .89,518103,399
                                 --------------------------
  Total current assets . . . . . . . . . . . . . . . . . . . .22,183,03719,244,975

  Property and equipment, net (Notes 2 and 4) . . . . . . .1,542,7571,989,769
  Patents and proprietary technology, net (Note 2) . . . . .601,234415,010
  Investments in affiliated companies . . . . . . . . . . .-142,510
  Other assets and deposits (Note 5) . . . . . . . . . . .22,75838,328
                                 --------------------------
                                       $24,349,786$21,830,592

  Liabilities and Group Equity
  Current liabilities
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .$449,170$819,424
  Salaries, benefits and other accrued liabilities
    (Notes 2 and 9) . . . . . . . . . . . . . . . . . . . .1,368,1662,976,167
                                 --------------------------
  Total current liabilities . . . . . . . . . . . . . . . .1,817,3363,795,591

  Commitments and contingencies (Notes 6, 8, 9, 10 and 11)--

  Group equity (Note 6)
  Contributed capital . . . . . . . . . . . . . . . . . .64,237,35060,479,315
  Accumulated deficit . . . . . . . . . . . . . . . . . . .(41,704,900)(42,444,314)
                                ---------------------------
                                        22,532,45018,035,001
                                ---------------------------
                                       $24,349,786$21,830,592


The accompanying notes are an integral part of these statements.


Supplemental Financial Statements
Epitope Medical Products
Combined Statements of Operations

      FOR THE YEAR ENDED SEPTEMBER 30       1996      1995       1994
  Revenues
  Product sales . . . . . . . . . . . . . . . . .$ 4,864,378$ 2,806,850$ 2,580,798
  Grants and contracts . . . . . . . . . . . .729,27148,672    24,560
                           ------------------------------------------
                                       5,593,649 2,855,522  2,605,358

  Costs and expenses
  Product costs . . . . . . . . . . . . . . . . .2,681,4293,163,0122,141,319
  Research and development costs . . . . .3,165,8384,617,2463,681,326
  Selling, general and administrative expenses5,033,4916,682,8603,066,896
                          -------------------------------------------
                                      10,880,75814,463,118  8,889,541

  Loss from operations . . . . . . . . . . . . . .(5,287,109)(11,607,596)(6,284,183)

  Other income, net . . . . . . . . . . . . . .6,026,523756,424235,926
                          -------------------------------------------
  Net income (loss) . . . . . . . . . . . . . .$ 739,414$(10,851,172)$(6,048,257)

  Pro forma net income (loss) per share . . . .$     .05$       (.87) $        (.57)

  Pro forma weighted average number of shares
  outstanding . . . . . . . . . . . . . . . . . .13,960,39612,406,23410,570,129

  The accompanying notes are an integral part of these statements.


Supplemental Financial Statements
Epitope Medical Products
Combined Statements of Changes in Group Equity

                                 Contributed  Accumulated
                                     capital      deficit          Total
Balances at September 30, 1993. . . . . . . .$34,167,582$(25,544,885)$  8,622,697
Common stock issued upon
  exercise of options . . . . . . . . . . . .636,293    -        636,293
Common stock issued as
  compensation. . . . . . . . . . . . . . . .318,386    -        318,386
Compensation expense for
  stock option grants . . . . . . . . . . . .823,350    -        823,350
Common stock issued upon
  exercise of warrants. . . . . . . . . . . .9,718,259  -      9,718,259
Common stock issued in
  private placement . . . . . . . . . . . . .17,057,563 -     17,057,563
Equity issuance costs . . . . . . . . . . . .(3,335,261)-     (3,335,261)
Net cash to Agritope  . . . . . . . . . . . . . .(12,132,173)(12,132,173)
Net loss for the year . . . . . . . . . . . .- (6,048,257)    (6,048,257)
                     ---------------------------------------------------

Balances at September 30, 1994. . . . . . . .47,253,999(31,593,142)15,660,857
Common stock issued upon
  exercise of options . . . . . . . . . . . .2,145,673  -      2,145,673
Common stock issued as
  compensation. . . . . . . . . . . . . . . .196,802    -        196,802
Compensation expense for
  stock option grants . . . . . . . . . . . .1,056,335  -      1,056,335
Common stock issued upon
  exercise of warrants. . . . . . . . . . . .18,892,750 -     18,892,750
Equity issuance costs . . . . . . . . . . . .(735,390)  -       (735,390)
Net cash to Agritope. . . . . . . . . . . . .(8,330,854)      (8,330,854)
Net loss for the year . . . . . . . . . . . .-(10,851,172)   (10,851,172)
                    ----------------------------------------------------
Balances at September 30, 1995 . . . . . . .60,479,315(42,444,314)18,035,001
Common stock issued upon
  exercise of options. . . . . . . . . . . .4,886,118   -      4,886,118
Common stock issued as compensation. . . . .249,086     -        249,086
Compensation expense for stock
  option grants. . . . . . . . . . . . . . .815,019     -        815,019
Common stock issued upon
  exercise of warrants . . . . . . . . . . .826,600     -        826,600
Equity issuance costs. . . . . . . . . . . .(152)       -           (152)
Net cash to Agritope . . . . . . . . . . . .(3,018,636) -     (3,018,636)
Net income for the year. . . . . . . . . . .-     739,414        739,414
                   -----------------------------------------------------
Balances at September 30, 1996. . . . . . .$64,237,350$(41,704,900)$22,532,450

The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Epitope Medical Products
Combined Statements of Cash Flows

   FOR THE YEAR ENDED SEPTEMBER 30                                1996          1995           1994
 Cash flows from operating activities
 Net income (loss) . . . . . . . . . . . . . . . . . . .$   739,414$(10,851,172)$(6,048,257)
 Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
 Depreciation and amortization . . . . . . . . . . . .792,885795,295651,076
 (Gain) loss on disposition of property . . . . . . .(1,098)319   1,541
 Increase in accounts receivable and
   other receivables . . . . . . . . . . . . . . . . .(707,308)(76,549)(180,767)
 Increase (decrease) in inventories . . . . . . . . . .275,816(375,640)(272,279)
 Decrease in prepaid expenses . . . . . . . . . . . .13,88138,03143,354
 Decrease (increase) in other assets and deposits15,570(42,658)  (6,227)
 Increase (decrease) in accounts payable and
  accrued liabilities . . . . . . . . . . . . . . . . .(2,151,110)2,273,364329,875
 Common stock issued as compensation for services249,086196,802 318,386
 Compensation expense for stock option grants and
  deferred salary increases . . . . . . . . . . . . . . .815,0191,056,335915,351
                              -----------------------------------------
 Net cash provided by (used in) operating
 activities . . . . . . . . . . . . . . . . . . . . . . .42,155(6,985,873)(4,247,947)


 Cash flows from investing activities
 Investment in marketable securities . . . . . . . . .(47,608,270)(16,194,994)(5,603,414)
 Proceeds from sale of marketable securities . . . .45,870,3964,718,162-
 Additions to property and equipment . . . . . . . .(180,112)(1,112,292)(461,914)
 Proceeds from sale of property . . . . . . . . . . .7,4321,085   1,000
 Expenditures for patents and proprietary
  technology . . . . . . . . . . . . . . . . . . . .(358,319)(126,927)(185,805)
 Investment in affiliated companies . . . . . . . . .142,51042,55264,938
                              -----------------------------------------

 Net cash used in investing
  activities . . . . . . . . . . . . . . . . . . . . .(2,126,363)(12,672,414)(6,185,195)

 Cash flows from financing activities
 Principal payments under installment purchase and
  capital lease obligations . . . . . . . . . . . . . . .
 Proceeds from issuance of common stock . . . . . . . . .5,885,57321,060,91224,387,702
 Cost of common stock issuance . . . . . . . . . . . . .(152)(757,877)(310,849)
 Cash to Agritope . . . . . . . . . . . . . . . . . . . .(3,018,636)(8,330,854)(12,132,173)
                               ----------------------------------------
 Net cash provided by financing activities . . . . . . .2,866,78511,972,18111,944,680
 Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . . . . . . .782,577(7,686,106)1,511,538
 Cash and cash equivalents at beginning of year . . . . .13,2107,699,3166,187,778
                               ----------------------------------------
 Cash and cash equivalents at end of year . . . . . . . .$   795,787$    13,210$7,699,316

 The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Agritope
Combined Balance Sheets


  SEPTEMBER 30                                1996      1995
  Assets
  Current assets
  Cash and cash equivalents (Note 2) . . . . . . . . . .$ 4,903,476$ 4,246,687
  Trade accounts receivable, net (Note 2) . . . . . . . .3,123,1721,995,244
  Other accounts receivable . . . . . . . . . . . . . . .32,3371,249,554
  Inventories (Note 2) . . . . . . . . . . . . . . . . . .6,570,1873,239,441
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .90,656143,792
                                ---------------------------
  Total current assets . . . . . . . . . . . . . . . . . . . .14,719,82810,874,718

  Property and equipment, net (Notes 2 and 4) . . . . .2,658,6552,068,931
  Patents and proprietary technology, net (Note 2) . . .510,244140,757
  Investment in affiliated companies (Note 3) . . . . . .2,651,2942,185,630
  Other assets and deposits (Note 5) . . . . . . . . . . .321,011326,650
                                ---------------------------
                                      $20,861,032$15,596,686

  Liabilities and Group Equity
  Current liabilities
  Borrowings under bank line of credit (Note 5) . . . .$ 4,125,000$ 3,150,000
  Subordinated notes (Note 5) . . . . . . . . . . . . .2,236,628-
  Current portion of long-term debt (Note 5) . . . . . . 98,368196,134
  Convertible notes, due 1997 (Notes 5 and 13) . . . . .3,620,003-
  Accounts payable . . . . . . . . . . . . . . . . . . .2,677,8811,488,940
  Salaries, benefits and other accrued liabilities
    (Notes 2 and 9) . . . . . . . . . . . . . . . . . . .1,208,136274,959
                                ---------------------------
  Total current liabilities . . . . . . . . . . . . . . .13,966,0165,110,033

  Long-term debt, less current portion (Note 5) . . . . .527,973632,515
  Convertible notes, due 1997 (Notes 5 and 13) . . . . .-3,620,003
  Subordinated notes (Note 5) . . . . . . . . . . . . . .-1,015,461
  Commitments and contingencies (Notes 6, 8, 9, 10 and 11)--
  Minority interest . . . . . . . . . . . . . . . . . . .215,407-

  Group equity (Note 6)
  Contributed capital . . . . . . . . . . . . . . . . . .36,736,34333,474,043
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .(30,584,707)(28,255,369)
                                ---------------------------
                                        6,151,636 5,218,674
                                ---------------------------
                                      $20,861,032$15,596,686

The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Agritope
Combined Statements of Operations

FOR THE YEAR ENDED SEPTEMBER 30                       1996             1995              1994
Revenues
Product sales . . . . . . . . . . . . . . . . .$62,471,119$54,194,291$62,884,343
Grants and contracts . . . . . . . . . . . . .585,48594,370     33,642
                        ----------------------------------------------
                                     63,056,604  54,288,661 62,917,985

Costs and expenses
Product costs . . . . . . . . . . . . . . . . . . .57,262,34052,337,26660,374,171
Research and development costs . . . . . . . . . . .1,338,7032,204,9932,368,880
Selling, general and administrative expenses4,789,0967,516,4588,280,756
                       -----------------------------------------------
                                     63,390,139  62,058,717 71,023,807

Loss from operations . . . . . . . . . . . . . . . .(333,535)(7,770,056)(8,105,822)

Other expense, net . . . . . . . . . . . . . . . . .(670,803)(252,406)(443,962)
                        ----------------------------------------------
Net loss . . . . . . . . . . . . . . . . . . . . . .$(1,004,338)$(8,022,462)$(8,549,784)

Pro forma net loss per share . . . . . . . . . . . .$      (.15)$    (1.29)$     (1.62)

Pro forma weighted average number of shares
Outstanding . . . . . . . . . . . . . . . . . . . . .6,590,7106,203,1175,285,064

The accompanying notes are an integral part of these statements.


Supplemental Financial Statements
Agritope
Combined Statements of Changes in Group Equity

                                 Contributed  Accumulated
                                    capital        deficit   Total
Balances at September 30, 1993 . . . . . .$11,281,128$(10,809,123)$    472,005
Common stock issued as
  compensation . . . . . . . . . . . . . . . .50,392-      50,392
Compensation expense for
  stock option grants  . . . . . . . . . . . .343,922-    343,922
Common stock issued upon
  exchange of convertible notes  . . . . . .559,964 -     559,964
Equity issuance costs  . . . . . . . . . . .(40,267)-     (40,267)
Net cash from Epitope Medical Products12,132,173    -  12,132,173
Dividends  . . . . . . . . . . . . . . . . .-(540,000)   (540,000)
Net loss for the year  . . . . . . . . . . . .(8,549,784)(8,549,784)

Balances at September 30, 1994 . . . . . .24,327,312(19,898,907)4,428,405
Common stock issued as
  compensation . . . . . . . . . . . . . . . .69,998-      69,998
Compensation expense for
  stock option grants  . . . . . . . . . . . .318,375-    318,375
Common stock issued upon
  exchange of convertible notes  . . . . . .449,991 -     449,991
Equity issuance costs  . . . . . . . . . . . .(22,487)-   (22,487)
Net cash from Epitope Medical Products . . . .8,330,854-8,330,854
Dividends  . . . . . . . . . . . . . . . . . .-(334,000) (334,000)
Net loss for the year  . . . . . . . . . . . .(8,022,462)(8,022,462)
                      -------------------------------------------
Balances at September 30, 1995 . . . . . .33,474,043(28,255,369)5,218,674
Common stock issued as compensation14,500           -      14,500
Compensation expense for stock
  option grants  . . . . . . . . . . . . . .229,164 -     229,164
Net cash from Epitope Medical Products . . .3,018,636-  3,018,636
Dividends  . . . . . . . . . . . . . . . . .-(1,325,000)(1,325,000)
Net loss for the year  . . . . . . . . . . .-(1,004,338)(1,004,338)
                     --------------------------------------------
Balances at September 30, 1996   . . . . .$36,736,343$(30,584,707)$ 6,151,636


The accompanying notes are an integral part of these statements.



Supplemental Financial Statements
Agritope
Combined Statements of Cash Flows

   FOR THE YEAR ENDED SEPTEMBER 30   1996       1995        1994
 Cash flows from operating activities
  Net loss . . . . . . . . . . . . . .$(1,004,338)$(8,022,462)$(8,549,784)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation and amortization . . . . . .474,256859,641   714,420
 Loss on disposition of property and investments64,12629,56074,130
 Decrease (increase) in accounts receivable and
   other receivables . . . . . . . . . . . . .(166,475)(630,054)1,306,977
 Decrease (increase) in inventories . . . . .(3,330,746)222,991(5,260,547)
 Decrease (increase) in prepaid expenses . . .53,136(100,940)31,402
 Decrease (increase) in other assets and deposits(36,219)9,1376,562
 Increase (decrease) in accounts payable and
  accrued liabilities . . . . . . . . . . . . .2,122,118(12,991)1,678,494
 Common stock issued as compensation for services14,50069,99850,392
 Compensation expense for stock option grants and
  deferred salary increases . . . . . . . . . .229,164318,375343,922
                     ---------------------------------------------
 Net cash used in operating activities . . . . .(1,580,478)(7,256,745)(9,604,032)

 Cash flows from investing activities
 Additions to property and equipment . . . . .(925,388)(308,136)(2,240,743)
 Proceeds from sale of property . . . . . . . .-13,258           -
 Expenditures for patents and proprietary
  technology . . . . . . . . . . . . . . . . . .(411,943)(178,208)135
 Investment in affiliated companies . . . . . .(529,790)548,876(81,750)
 Minority Interest in affiliated companies . . .215,407-         -
 Other investments . . . . . . . . . . . . . . .(54,278)48,990(99,122)
                     ---------------------------------------------
 Net cash (used in) provided by investing
  activities . . . . . . . . . . . . . . . . . .(1,705,992)124,780(2,421,480)

 Cash flows from financing activities
 Net borrowings under bank line of credit . . .975,000500,0001,075,000
 Issuance of long-term debt . . . . . . . . . . .15,57583,03478,760
 Principal payments on long-term debt . . . . . .(217,883)(166,955)(116,020)
 Dividends . . . . . . . . . . . . . . . . . . .(1,325,000)(334,000)(540,000)
 Net borrowings from stockholders . . . . . .1,476,931(359,962)352,382
 Cash from Epitope Medical Products . . . . . .3,018,6368,330,85412,132,173
                     ---------------------------------------------
 Net cash provided by financing activities . . .3,943,2598,052,97112,982,295

 Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . . . .656,789921,006956,783
 Cash and cash equivalents at beginning of year .4,246,6873,325,6812,368,898
                      --------------------------------------------
 Cash and cash equivalents at end of year . .$4,903,476$4,246,687$3,325,681

The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Balance Sheets

   SEPTEMBER 30                                                      1996           1995
   Assets
   Current assets
   Cash and cash equivalents (Note 2) . . . . . . . . . . .$ 5,699,263$ 4,259,897
   Marketable securities (Note 2) . . . . . . . . . . . . .18,818,12017,080,246
   Trade accounts receivable, net (Note 2) . . . . . . . .4,270,7712,226,865
   Other accounts receivable . . . . . . . . . . . . . . .206,4201,632,307
   Inventories (Note 2) . . . . . . . . . . . . . . . . . .7,728,1174,673,187
   Prepaid expenses . . . . . . . . . . . . . . . . . . . .180,174247,191
                                    ------------------------------
   Total current assets . . . . . . . . . . . . . . . . . .36,902,86530,119,693

   Property and equipment, net (Notes 2 and 4) . . . . .4,201,4124,058,700
   Patents and proprietary technology, net (Note 2) . . .1,111,478555,767
   Investment in affiliated companies (Note 3) . . . . . .2,651,2942,328,140
   Other assets and deposits (Note 5) . . . . . . . . . .343,769364,978
                                    ------------------------------
                                           $45,210,818 $37,427,278
   Liabilities and Shareholders' Equity
   Current liabilities
   Borrowings under bank line of credit (Note 5) . . . . . .$ 4,125,000$ 3,150,000
   Subordinated notes (Note 5) . . . . . . . . . . . . . . .2,236,628-
   Current portion of long-term debt . . . . . . . . . . . .98,368196,134
   Convertible notes, due 1997 (Notes 5 and 13) . . . . . .3,620,003-
   Accounts payable . . . . . . . . . . . . . . . . . . . .3,127,0512,308,364
   Salaries, benefits and other accrued liabilities
     (Notes 2 and 9) . . . . . . . . . . . . . . . . . . . .2,576,3023,251,126
                                     -----------------------------
   Total current liabilities . . . . . . . . . . . . . . . .15,783,3528,905,624

   Long-term debt, less current portion (Note 5) . . . . . .527,973632,515
   Convertible notes, due 1997 (Notes 5 and 13) . . . . . .-3,620,003
   Subordinated notes (Note 5) . . . . . . . . . . . . . . .-1,015,461
   Commitments and contingencies (Notes 6, 8, 9, 10 and 11)--
   Minority Interest . . . . . . . . . . . . . . . . . . .215,407-

   Shareholders' equity (Note 6)
   Preferred stock, no par value - 1,000,000 shares authorized;
    no shares issued or outstanding . . . . . . . . . . . . .-   -
   Common stock, no par value - 30,000,000 shares
    authorized; 13,457,383 and 13,085,130 shares issued and
    outstanding, respectively . . . . . . . . . . . . . . .100,973,69393,953,358
   Accumulated deficit . . . . . . . . . . . . . . . . . . .(72,289,607)(70,699,683)

                                            28,684,086  23,253,675
                                    ------------------------------
                                           $45,210,818 $37,427,278

The accompanying notes are an integral part of these statements.


Supplemental Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Statements of Operations

   FOR THE YEAR ENDED SEPTEMBER 30                     1996            1995             1994
   Revenues
   Product sales . . . . . . . . . . . . . . . . . . . $ 67,335,497$ 57,001,141$ 65,465,141
   Grants and contracts . . . . . . . . . . . . . . .1,314,756143,04258,202
                          ---------------------------------------------
                                       68,650,253 57,144,183 65,523,343

   Costs and expenses
   Product costs . . . . . . . . . . . . . . . . . . .59,943,76955,500,27862,515,490
   Research and development costs . . . . . . .4,504,5416,822,2396,050,206
   Selling, general and administrative expenses9,822,58714,199,31811,347,652
                          ---------------------------------------------
                                       74,270,897 76,521,835 79,913,348

   Loss from operations                (5,620,644)(19,377,652)(14,390,005)

   Other income (expense), net . . . . . . . . . .5,355,720504,018(208,036)
                          ---------------------------------------------
   Net loss . . . . . . . . . . . . . . . . . . . . . .$   (264,924)$(18,873,634)$(14,598,041)

   Net loss per share . . . . . . . . . . . . . . . .$       (.02)$      (1.52)$      (1.38)

   Weighted average number of shares
   outstanding . . . . . . . . . . . . . . . . . . . .13,181,42012,406,23410,570,129

The accompanying notes are an integral part of these statements.


Supplemental Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

                                   Common Stock            Accumulated
                           Shares   Dollars    deficit     Total
Balances at September 30, 1993. . .9,611,922$ 45,448,710$ (36,354,008)$ 9,094,702
Common stock issued upon
  exercise of options . . . . . . .52,488636,293     -   636,293
 Common stock issued as
   compensation. . . . . . . . . . .19,678368,778    -   368,778
 Compensation expense for
   stock option grants . . . . . . .-1,167,272       - 1,167,272
 Common stock issued upon
   exercise of warrants. . . . . . .618,2919,718,259 - 9,718,259
 Common stock issued upon
   exchange of convertible notes . .28,672559,964    -   559,964
 Common stock issued in
   private placement . . . . . . . .1,115,50017,057,563-17,057,563
 Equity issuance costs . . . . . . .-(3,375,528)     -(3,375,528)
 Dividends . . . . . . . . . . . . .-     -   (540,000) (540,000)
 Net loss for the year . . . . . . .-     -(14,598,041)(14,598,041)
           -----------------------------------------------------
 Balances at September 30, 1994. . .11,446,55171,581,311(51,492,049)20,089,262
 Common stock issued upon
   exercise of options . . . . . . .183,5252,145,673 - 2,145,673
 Common stock issued as
   compensation. . . . . . . . . . .16,013266,800    -   266,800
 Compensation expense for
   stock option grants . . . . . . .-1,374,710       - 1,374,710
 Common stock issued upon
   exercise of warrants. . . . . . .1,336,00018,892,750-18,892,750
 Common stock issued upon
   exchange of convertible notes . .23,041449,991    -   449,991
 Equity issuance costs . . . . . . .-(757,877)       -  (757,877)
 Dividends . . . . . . . . . . . . .-     -   (334,000) (334,000)
 Net loss for the year . . . . . . .-     -(18,873,634)(18,873,634)
            ----------------------------------------------------
 Balances at September 30, 1995. . .13,005,13093,953,358(70,699,683)23,253,675
 Common stock issued upon
   exercise of options . . . . . . .386,5504,886,118 - 4,886,118
 Common stock issued as compensation19,353263,586    -   263,586
 Compensation expense for stock
   option grants . . . . . . . . . .-1,044,183       - 1,044,183
 Common stock issued upon
   exercise of warrants. . . . . . .46,350826,600    -   826,600
 Equity issuance costs . . . . . . .-  (152)         -      (152)
 Dividends . . . . . . . . . . . . .-     - (1,325,000)(1,325,000)
 Net loss for the year . . . . . . .-     -   (264,924) (264,924)
            ----------------------------------------------------
 Balances at September 30, 1996. . .13,457,383$ 100,973,693$(72,289,607)$ 28,684,086

The accompanying notes are an integral part of these statements.


Supplemental Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

FOR THE YEAR ENDED SEPTEMBER 30        1996       1995      1994
 Cash flows from operating activities
 Net loss . . . . . . . . . . . . . . . . . .$  (264,924)$(18,873,634)$(14,598,041)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation and amortization . . . . . . . .1,267,1411,654,9361,365,496
 (Gain) loss on disposition of property . . . .63,02829,87975,671
 Decrease (increase) in accounts receivable and
   other receivables . . . . . . . . . . . . .(873,783)(706,603)1,126,210
 Increase in inventories . . . . . . . . . . .(3,054,930)(152,649)(5,532,826)
 Decrease (increase) in prepaid expenses . . .67,017(62,909)74,756
 Decrease (increase) in other assets and deposits(20,649)(33,521)335
 Increase in accounts payable and accrued
  liabilities . . . . . . . . . . . . . . . . .(28,992)2,260,3732,008,369
 Common stock issued as compensation for services263,586266,800368,778
 Compensation expense for stock option grants and
  deferred salary increases . . . . . . . . . .1,044,1831,374,7101,259,273
                       -----------------------------------------
 Net cash used in operating activities . . . . .(1,538,323)(14,242,618)(13,851,979)
 Cash flows from investing activities
 Investment in marketable securities . . . . . .(47,608,270)(16,194,994)(5,603,414)
 Proceeds from sale of marketable securities . .45,870,3964,718,162-
 Additions to property and equipment . . . . . .(1,105,500)(1,420,428)(2,702,657)
 Proceeds from sale of property . . . . . . . .7,43214,343 1,000
 Expenditures for patents and proprietary
  technology . . . . . . . . . . . . . . . . . . (770,262)(305,135)(185,670)
 Investment in affiliated companies . . . . . .(387,280)591,428(16,812)
 Other investments . . . . . . . . . . . . . . . .(54,278)48,990(99,122)
 Minority interest in affiliated companies . . .215,407-       -
                       -----------------------------------------
 Net cash used in investing activities . . . . .(3,832,355)(12,547,634)(8,606,675)

 Cash flows from financing activities
 Net borrowings under bank line of credit . . .975,000500,0001,075,000
 Issuance of long-term debt . . . . . . . . . .15,57583,03478,760
 Principal payments on long-term debt . . . . .(217,883)(166,955)(116,020)
 Proceeds from issuance of common stock . . . .5,885,57321,060,91224,387,702
 Cost of common stock issuance . . . . . . . .(152)(757,877)(310,849)
 Net borrowings from stockholders . . . . . . .1,476,931(359,962)352,382
 Dividends . . . . . . . . . . . . . . . . . . .(1,325,000)(334,000)(540,000)
                        ----------------------------------------
 Net cash provided by financing activities . . .6,810,04420,025,15224,926,975

 Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . .1,439,366(6,765,100)2,468,321

 Cash and cash equivalents at beginning of year .4,259,89711,024,9978,556,676
                        ----------------------------------------
 Cash and cash equivalents at end of year . . .$ 5,699,263$ 4,259,897$ 11,024,997

The accompanying notes are an integral part of these statements.

Notes to Supplemental Financial Statements

Note 1      The Company

Epitope, Inc. (the Company or Epitope) is an Oregon corporation utilizing biotechnology to develop and market medical diagnostic products through its Epitope Medical Products group (Epitope Medical Products) and superior new plants and related products through its Agritope group (Agritope). Agritope is also in the business of growing, marketing, selling, and distributing fresh and frozen produce, primarily tomatoes and strawberries. Upon approval of the proposal to create a new class of common stock (the Agritope Stock Proposal), the capital structure of Epitope will be modified to include two classes of common stock, Epitope Medical Products Common Stock and Agritope Common Stock. The Epitope Medical Products group (Epitope Medical Products) will include the medical products business conducted by the Company. The Agritope group (Agritope) will include the agribusiness and agricultural biotechnology operations of the Company.

Note 2      Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of majority-owned subsidiaries are included in these statements. Minority-owned investments and joint ventures are accounted for using the equity method. Investments of less than 20% are carried at cost.

The accompanying combined financial statements of the Epitope Medical Products and Agritope groups have been prepared using the amounts included in the consolidated financial statements of the Company. Assets and liabilities directly attributable to each group are included in the respective balance sheets of the applicable group. Cash and marketable securities have been allocated 80% to Epitope Medical Products and 20% to Agritope. Cash advanced and allocated by the Company to business units of the Agritope group has been reflected as paid-in-capital in the accompanying combined financial statements.

On November 6, 1996 the Company agreed to merge with Andrew and Williamson Sales, Co. (A&W) in a transaction to be accounted for as a pooling of interests (Note 13). The accompanying consolidated financial statements and the combined financial statements of the Agritope Group have been restated to reflect the merger as if it had occurred at the beginning of the earliest period presented.

Certain services such as accounting, finance, general management, human resources, investor relations, information systems and payroll are provided by the Company on a centralized basis for the benefit of both groups (Shared Services). Such expenses have been allocated between Epitope Medical Products and Agritope in the accompanying combined financial statements using activity indicators which, in the opinion of management, represent a reasonable measure of the respective group's utilization of such shared services. The activity measurement indicators will be reviewed periodically and adjusted to reflect changes in utilization. The accompanying combined financial statements also include an adjustment to allocate interest income in the same proportion as the allocation of Shared Services between the two groups. Future interest income will be based on amounts earned by each group. Shared Services are included under the caption "Selling, general and administrative expenses" as follows:


YEAR ENDED SEPTEMBER 30           1996       1995       1994
Epitope Medical Products . . .$3,028,181$3,575,069$1,899,969
Agritope . . . . . . . . . . .1,069,249 1,892,370  1,735,688

                  ------------------------------------------
Consolidated . . . . . . . . .$4,097,430$5,467,439$3,635,657


        The allocation of interest income is included under the caption "Other income, net" as follows:



YEAR ENDED SEPTEMBER 30                   1996           1995           1994
Epitope Medical Products . . .$1,025,030$  756,743$  237,467
Agritope . . . . . . . . . . .361,938408,097   216,934
           -------------------------------------------
Consolidated . . . . . . . . .$1,386,968$1,164,840$  454,401


If the Agritope Stock Proposal is approved, the Company will provide holders of Epitope Medical Products and Agritope common stock separate financial statements, management's discussion and analysis of financial condition and results of operations, descriptions of businesses and other relevant information for each group. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) to each group for the purposes of preparing their respective historical and future financial statements, this attribution and the change in capitalization contemplated in the Agritope Stock Proposal will not affect legal title to such assets or responsibility for such liabilities of the Company or any of its subsidiaries. Holders of each class of common stock will be common shareholders of the Company and would be subject to risks associated with an investment in the Company and all its businesses, assets, and liabilities. Liabilities or contingencies of either group that affect the Company's resources or financial condition could affect the financial condition and results of operations of either group.

Under the Agritope Stock Proposal, dividends to be paid to the holders of either class of common stock will be limited to the lesser of funds of the Company legally available for the payment of dividends or the Available Medical Products Dividend Amount or Available Agritope Dividend Amount as defined in the Company's Articles of Incorporation. The Company has never paid any cash dividends on shares of Epitope common stock. The Company currently intends to retain any of its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on either class of common stock in the foreseeable future. The dividends reflected in these financial statements were paid by A&W to its shareholders prior to the merger of A&W with the Company.

Except as stated in the amended Articles of Incorporation, the accounting policies applicable to preparation of financial statements of either group may be modified or rescinded at the sole discretion of the Board of Directors of the Company without the approval of shareholders, although there is no intention to do so. In addition, generally accepted accounting principles require that any change in accounting policy be preferable (in accordance with such principles) to the previous policy.

Cash and Cash Equivalents; Marketable Securities. For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investments with maturities at time of purchase of three months or less to be cash equivalents. At September 30, 1996, marketable securities consisted of commercial paper and U.S. Treasury securities with an original maturity period greater than three months, but generally less than 12 months. The Company's policy is to invest its excess cash in securities that maximize (a) safety of principal, (b) liquidity for operating needs, and (c) after-tax yields.

Effective October 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Pursuant to SFAS 115, the Company has categorized all of its investments as available-for-sale securities and, accordingly, unrealized gains and losses on such investments, if material, will be carried as a separate component of shareholders' equity. Such unrealized gains and losses were immaterial as of September 30, 1996 and 1995.

Inventories. Medical products inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Growing crops (included in work-in-process) are valued at the lower of cost or estimated market. Frozen strawberry inventories (included in finished goods) are valued at the lower of average cost or market. Inventory components are summarized as follows:

September 30                                           1996            1995
Epitope Medical Products
Raw materials. . . . . . . .   $  522,824  $   657,568
Work-in-process. . . . . . .      389,642      379,470
Finished goods . . . . . . .      192,882      295,032
Supplies . . . . . . . . . .       52,582      101,676
                           ---------------------------
                               $1,157,930  $ 1,433,746
Agritope
Work-in-process. . . . . . .   $4,466,880   $2,201,073
Finished goods . . . . . . .    1,740,689      741,424
Supplies . . . . . . . . . .      362,618      296,944
                           ---------------------------
                               $6,570,187   $3,239,441
Consolidated
Raw materials. . . . . . . .   $  522,824   $  657,568
Work-in-process. . . . . . .    4,856,522    2,580,543
Finished goods . . . . . . .    1,933,571    1,036,456
Supplies . . . . . . . . . .      415,200      398,620
                           ---------------------------
                               $7,728,117  $ 4,673,187

The Company grows crops primarily in Mexico in cooperation with various Mexican farmers. Under the agreements, the Company generally shares in the costs of growing, picking, packing, and distribution. The Company recovers its costs plus a gross profit percentage of approximately ten percent from the sale of the crops in the United States. Cost of sales is charged for costs in excess of estimated market. During 1996, 1995, and 1994, the Company charged to cost of sales growing costs in excess of estimated market of approximately $1,811,000, $2,544,037, and $2,106,181, respectively.

Depreciation and Capitalization Policies. Land is stated at cost. Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for renewals and betterments are capitalized.

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

Accounting for Long-Lived Assets. The Company periodically reviews its long-lived assets for impairment or as events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. If the estimated net cash flows are less than the carrying amount of the long-lived assets, the Company recognizes an impairment loss in an amount necessary to write down long-lived assets to fair value as determined from expected discounted future cash flows. This accounting policy is consistent with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There has been no significant impact to the Company's financial position or results of operations as the carrying amount of all long-lived assets is recoverable.

Patents and Proprietary Technology. Direct costs associated with patent submissions and acquired technology are capitalized and amortized over their minimum estimated economic useful lives, generally five years.

In August 1996, the Company amended an agreement pursuant to which it acquired Agritope's patented ethylene control technology in 1987. A co-inventor of the technology relinquished all rights to future compensation under the agreement in exchange for a one-time cash payment, a research grant and a limited non-exclusive license to use the technology for one crop. The total consideration of $365,000 is included in Agritope's combined balance sheet under the caption "Patents and Proprietary Technology" and is being amortized over 15 years, the remaining life of the related patent.

Amortization and accumulated amortization are summarized as follows:

                                       1996          1995          1994

 Amortization for the year ended
   September 30,
 Epitope Medical Products . . . .$ 172,095$ 130,313$ 101,339
 Agritope . . . . . . . . . . . .42,45623,96413,487
               ------------------------------------
 Consolidated . . . . . . . . . .$ 214,551$ 154,277$ 114,826

 Accumulated Amortization at
   September 30,
 Epitope Medical Products . . . .$ 621,110$ 449,015$ 318,702
 Agritope . . . . . . . . . . . .79,90737,45113,487
               ------------------------------------
Consolidated. . . . . . . . . . .$ 701,017$ 486,466$ 332,189

Investments in Affiliated Companies. Investments in affiliated companies are stated at cost. For reductions in the value of its investments in affiliated companies that are more than temporary, the Company will write down the value of its investments in affiliated companies to its recoverable value.

Revenue Recognition. Product revenues are generally derived from the sale of products and are recognized as revenue when the related products are shipped. Grant and contract revenues include funds received under research and development agreements with various entities. Such revenues are recognized in accordance with contract terms.

Accounts receivable are stated net of an allowance for doubtful accounts as follows:

September 30                               1996        1995

Epitope Medical Products . . . . . . .$  6,872$  6,872
Agritope . . . . . . . . . . . . . . .64,571119,172
                      --------------------
Consolidated . . . . . . . . . . . . .$ 71,443$126,044

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

Income Taxes. The Company accounts for certain revenue and expense items differently for income tax purposes than for financial reporting purposes. These differences arise principally from methods used in accounting for stock options and depreciation rates. The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes,"(SFAS 109) which requires the use of the asset and liability method approach for accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

As a separate company, A&W had elected S-Corporation tax treatment. As an S-Corporation, income or losses passed through to A&W's shareholders, and no provision for federal income taxes was reflected in the financial statements. State income taxes applicable to A&W were provided at a reduced rate under S-Corporation status. Following the merger (see Note 13), A&W will be taxed as a C-Corporation and will join with the Company in filing a consolidated federal income tax return.

To date, both Epitope Medical Products and Agritope have experienced operating losses. Actual tax payment is a liability of Epitope as a whole. The Agritope Stock Proposal provides that either group may be allocated the tax benefit of such losses and future losses to reduce current or deferred tax expense and that such losses will not be carried forward to reduce the losses of the group which incurred such losses. Accordingly, either group may report lower earnings than if such losses had been retained for the benefit of then group which incurred such losses.

Net Income (Loss) Per Share. Net income (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of the number of shares issuable upon exercise of outstanding warrants, options and convertible notes less the number of shares assumed to have been purchased for the treasury with the proceeds from the exercise of such. Net income (loss) per share for Epitope Medical Products and Agritope is presented on a proforma basis assuming that the distribution of Agritope common stock and redesignation of Epitope, Inc. common stock as Epitope Medical Products common stock pursuant to the Agritope Stock Proposal had occurred on October 1, 1993.

Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Primary and fully diluted earnings per share are the same.

Supplemental Cash Flow Information. Non-cash financing and investing activities not included in the consolidated statements of cash flows are summarized as follows:


YEAR ENDED SEPTEMBER 30               1996        1995        1994
Epitope Medical Products
Discount on private placement of common stock-       -     $3,024,413

Agritope
Conversion of notes to equity (Note 5). . .-$  427,496       $600,231
Investment in nonconsolidated subsidiary. .- 2,584,979              -


In addition, Agritope paid $568,835; $455,783; and $407,929, for interest during the years ended September 30 1996, 1995, and 1994, respectively.

Supplemental Profit and Loss Information. In September 1995, management announced a company-wide reduction in work force whereby 48 employees were terminated. The Company charged $607,000 to results of operations for severance payments and related expenses for this program. As of September 30, 1996 and 1995, $55,000 and $475,000, respectively, of these charges remain accrued and are included in the accompanying balance sheets of the Company and Epitope Medical Products under the caption "Salaries, benefits and other accrued liabilities."

Management Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates relating to assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

Note 3     Investment in Affiliated Companies

In June 1995, Agritope agreed to sell its wholly owned subsidiary, Vinifera, Inc. to VF Holdings, Inc. ("VF"), an affiliate of a Swiss investment group, pursuant to a stock purchase agreement. VF subsequently failed to make all the payments required under the VF Agreement. As part of a settlement of claims based on VF's default, VF retained a minority interest in Vinifera and relinquished the majority interest to Agritope in August 1996.

In May 1995, Agrimax Floral Products, Inc. (Agrimax), a wholly owned subsidiary, transferred control of its Charlotte facility to Universal American Flowers, Inc. (UAF), a privately held importer of high quality fresh flowers engaged in distribution to customers in the eastern U.S. from facilities in Tampa, Florida and Hammond, Louisiana. As of October 27, 1995, Agrimax merged the Charlotte fresh flower operation with those of UAF in return for an equity interest of approximately 18% in the merged entity, UAF, Limited Partnership. In addition to tangible operating assets, Agrimax transferred to UAF, Limited Partnership, the rights to use its proprietary floral preservative as well as the Fresche Blossoms(R), Everguard(R) and Fresche Blossoms Express(TM) trademarks. In May 1996, the equity interest of Agrimax was reduced to 9% as a result of a recapitalization of UAF, Limited Partnership.

The St. Paul, Minnesota, facility of Agrimax ceased operations in June 1995. In June 1996, Agrimax contributed inventory and operating assets to Petals USA, Inc. ("Petals"), a newly formed affiliate of a Canadian fresh flower wholesaler, in return for a 19.5% equity interest in Petals.

The investments by Agrimax are included in the accompanying consolidated balance sheets of the Company and combined balance sheets of Agritope under the caption "Investment in affiliated companies." See Note 13.

For the years ended September 30, 1995, 1994 respectively, the accompanying financial statements of the Company and Agritope include revenues of $2.0 million and $2.2 million, and operating losses of $3.8 million, and $6.4 million attributable to the Agrimax and Vinifera business units. The accompanying statements of operations of the Company and Agritope for the year ended September 30, 1995, includes the results of operations of Agrimax and Vinifera through May and also includes a charge of $500,000 primarily attributable to the disposition of Agrimax which is included in the accompanying consolidated balance sheets of the Company and combined balance sheets of Agritope as of September 30, 1995 under the caption "Salaries, benefits and other accrued liabilities."

Note 4      Property and Equipment

Property and equipment are summarized as follows:

SEPTEMBER 30                                           1996          1995
Epitope Medical Products
Research and development laboratory equipment .$ 1,056,883$   898,716
Manufacturing equipment . . . . . . . . . . . .1,291,5461,296,416
Office furniture and equipment. . . . . . . . .1,899,9482,041,897
Leasehold improvements. . . . . . . . . . . . .1,084,6601,084,660
Construction in progress. . . . . . . . . . . .134,55770,961
                            ------------------------
                                  5,467,5945,392,650
Less accumulated depreciation and amortization(3,924,837)(3,402,881)
                            ------------------------
                               $  1,542,7571,989,769

Agritope
Land. . . . . . . . . . . . . . . . . . . . . .$    420,817$   420,817
Buildings and improvements. . . . . . . . . . .717,508717,508
Research and development laboratory equipment .220,919196,255
Manufacturing and transportation equipment . .2,088,6691,789,933
Office furniture and equipment. . . . . . . . .188,251196,119
Leasehold improvements. . . . . . . . . . . . .166,398173,262
Construction in progress. . . . . . . . . . . .499,98034,650
                          --------------------------
                                  4,302,5423,528,544
Less accumulated depreciation and amortization(1,643,887)(1,459,613)
                          --------------------------
                               $  2,658,655$ 2,068,931

Consolidated
Land. . . . . . . . . . . . . . . . . . . . . .$   420,817$   420,817
Buildings and improvements. . . . . . . . . . .717,508717,508
Research and development laboratory equipment .1,277,8021,094,971 Manufacturing and transportation equipment. . .3,380,2153,086,349
Office furniture and equipment. . . . . . . . .2,088,1992,238,016
Leasehold improvements. . . . . . . . . . . . .1,251,0581,257,922
Construction in progress. . . . . . . . . . . .634,537105,611
                          --------------------------
                                  9,770,1368,921,194
Less accumulated depreciation and amortization(5,568,724)(4,862,494)
                                          --------------------------
                                $ 4,201,412$ 4,058,700

Note 5      Debt

Bank Line of Credit. At September 30, 1996, the Company had a bank line of credit which provided for borrowings of up to $6,500,000 and was to expire in August 1997. Borrowings under the line bore interest at the bank's prime interest rate plus .5%; were collateralized by substantially all of the assets of A&W; and were guaranteed by A&W's shareholders. The Company had the option to fix the interest rate for a specified period of time at the LIBOR rate for such period. See Note 13, Subsequent Events.

Convertible Notes. On June 30, 1992, Agritope completed a private placement with several European institutional investors pursuant to which $5,495,000 of convertible notes were issued. The notes are unsecured, mature on June 30, 1997 and bear interest at the rate of 4% per annum which is payable on each June 30 and December 31 until all outstanding principal and interest on the notes have been paid in full. The notes are convertible into common stock of the Company at a conversion price of $19.53 per share. In the event of an initial public offering of Agritope common stock, the notes would be automatically converted to shares of Agritope common stock at 90% of the public offering price.

During the years ended September 30, 1995 and 1994, respectively, investors exchanged $449,991 and $559,964 principal amount of convertible notes for the Company's common stock at a price of $19.53 per share. In conjunction with the exchanges, unamortized debt issuance costs of $22,487 and $40,267 related to such notes were recognized as equity issuance costs during 1996 and 1995, respectively. Debt issuance costs are included in other assets and are being amortized over the five-year life of the notes. Amortization expense of debt issuance costs for the years ended September 30, 1996, 1995 and 1994, respectively, totaled $108,257, $96,136 and $91,715, leaving an unamortized balance of $88,821 and $197,077 at September 30, 1996 and 1995, respectively. See Note 13, Subsequent Events.

LONG-TERM DEBT.  Long-term debt is summarized as follows:

SEPTEMBER 30                                       1996          1995
Agritope
Note payable, interest at 7%,
 due on demand, unsecured . . . . . . . . . .$       -$  50,000
Installment notes, interest at 5.9% to 12.75%
 due various, secured by equipment. . . . . . .59,824138,976
Installment note, interest at 9.25%,
 due June 1997, secured by equipment. . . . . .263,717319,973
Note payable, interest at prime,
 due October 1997, unsecured. . . . . . . . . .100,000100,000
Bank installment note, interest at prime plus
 1.25%, due March 1998, secured by property . .202,800219,700
                           -----------------------
                                 626,341   828,649
Less current portion. . . . . . . . . . . . .(98,368)(196,134)
                           -----------------------
                               $ 527,973 $ 632,515

The installment note payable of $263,717 at September 30, 1996 has a balloon payment of $217,989 due in June 1997. The amount of the balloon payment has been classified as long-term based on the Company's intent and ability to refinance this borrowing on a long-term basis. Certain of the notes above have been guaranteed by the shareholders of A&W. Certain of the note agreements provide various financial and other covenants including minimum working capital and net worth levels and restricted capital expenditures.

As of September 30, 1996, maturities for long-term debt are as follows:

YEAR ENDING SEPTEMBER 30
1997. . . . . . . . . . . . . . . . . .$ 98,368
1998. . . . . . . . . . . . . . . . . .525,532
1999. . . . . . . . . . . . . . . . . .2,441
                        --------
                        $626,341

Subordinated Notes. The Company has notes payable to shareholders which are subordinated to the claims of its bank. These notes are due on demand and bear interest at 10%. The Company intends to pay these notes in full following the effective date of the merger (see Note 13).

Note 6      Shareholders' Equity

Authorized Capital Stock. The Company's amended articles of incorporation authorize 1,000,000 shares of preferred stock and 30,000,000 shares of common stock. The Company's Board of Directors has authority to determine preferences, limitations and relative rights of the preferred stock.

Common Stock Reserved for Future Issuance. As of September 30, 1996, the following shares of the Company's common stock were reserved for future issuance, as more fully described below:

Purpose                              Shares

Outstanding warrants. . . . . . . . . . . . .2,000,640
Outstanding stock options . . . . . . . . . .3,365,726
Employee Stock Purchase Plan subscriptions.42,820
Conversion of notes (Notes 5 and 13). . . . .185,356
                                  ---------
                                  5,594,542

If the Agritope Stock Proposal is approved, the Company will issue to the holders of the above rights to purchase shares of Epitope common stock or to convert notes into such shares, as applicable, the equivalent rights with respect to Agritope common stock on the basis of one-half share of Agritope common stock for each right to purchase one share of Epitope common stock.

Common Stock Warrants. As of September 30, 1996, the following warrants to purchase shares of common stock were outstanding:



DATE OF ISSUANCE         Shares     Price           Expiration Date
September 26, 1991. . . . .159,150 $16.00           September 30, 1997
December 23, 1992 . . . . .988,390  18.50           September 30, 1997
July 20, 1993 . . . . . . .375,000  20.00           September 30, 1997
August 1, 1993. . . . . . .200,000  18.50           September 30, 1997
October 17, 1994. . . . . .50,000   18.50           September 30, 1997
November 22, 1994 . . . . .228,100  18.50           September 30, 1997
                       --------
                      2,000,640


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

The 1991 Plan and 1992 Plan also provide that nonqualified options may be granted at a price not less than 75% of the fair market value of a share of common stock on the date of grant. The option term and vesting schedule of such awards may either be unlimited or have a specified period in which to vest and be exercised. For the discounted nonqualified options issued, the Company amortizes, on a straight-line basis over the vesting period of the options, the difference between the exercise price and the fair market value of a share of stock on the date of grant. As of September 30, 1996, 197,181 shares of Epitope common stock remain available for grant under the Company's stock award plans.

In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a fair-value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under APB Opinion 25, "Accounting for Stock Issued to Employees," but with additional financial statement disclosure. The Company plans to elect the disclosure-only alternative commencing in fiscal 1997 and therefore does not anticipate that SFAS 123 will have a material impact on its financial position or results of operations.

Options granted and outstanding under the Company's stock option plans are summarized as follows:

                                   1996                    1995                               1994
                          Shares       Price       Shares          Price           Shares            Price
Outstanding at
 beginning of period .3,636,103$1.09-$24.943,483,432$ 1.09-$24.943,052,653$1.09-$24.94
Granted. . . . . . . .901,3799.81-18.13802,05014.94-18.88589,85014.38-22.94
Exercised. . . . . . .(386,550)1.09-17.13(183,525)1.84-22.50(52,488)12.43-22.50
Canceled . . . . . . .(785,206)14.38-24.00(465,854)7.38-22.94(106,583)8.50-22.94
            ----------          ----------           ----------
Outstanding at
 end of period . . . . .3,365,726$3.50-$24.943,636,103$1.09-$24.943,483,432$1.09-$24.94

Exercisable. . . . . . .2,302,212$3.50-$24.942,002,925$1.09-$24.941,557,505$1.09-$24.94


Pursuant to the 1991 Plan, 973, 3,680 and 11,741 shares of common stock were also awarded to consultants and members of the Company's scientific advisory committees during 1996, 1995, and 1994, respectively.

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

The 1993 Employee Stock Purchase Plan (1993 ESPP), as amended and restated effective February 1, 1993, covers a maximum of 250,000 shares of common stock for subscription over established offering periods. The Company's Board of Directors was granted authority to determine the number of offering periods, the number of shares offered, and the length of each period, provided that no more than three offering periods (other than Special Offering Subscriptions as described below) may be set during each fiscal year of the Company. Other provisions of the 1993 ESPP are similar to the 1991 ESPP. During April, 1996, 10,106 shares were issued at a price of $11.90 per share. As of September 30, 1996, 42,820 shares of common stock were subscribed for during two offerings under the 1993 ESPP. Shares subscribed for under these 1993 ESPP offerings may be purchased over 24 months and have initial subscription prices of $12.33 and $8.77 per share for the various offerings.

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

Note 7      Income Taxes

As of September 30, 1996, the Company had net operating loss carryforwards of approximately $66.7 million and $50.0 million, respectively, to offset federal and state taxable income. Approximately $6.9 million of the Company's net operating loss carryforwards were generated as a result of deductions related to the exercise of stock options. When utilized, such carryforwards, as tax effected, will be reflected in the Company's financial statements as an increase in shareholders' equity rather than a reduction of the provision for income taxes.

As of September 30, 1996 the Company had total gross deferred tax assets of approximately $28.4 million, consisting primarily of $24.5 million of net operating loss carryforwards, $1.1 million of research and development tax credit carryforwards and $2.0 million of accrued deferred compensation costs. No benefit for these assets has been reflected in the accompanying consolidated financial statements as they do not satisfy the recognition criteria set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109). Accordingly, a valuation allowance of $28.4 million, representing a $1.1 million decrease since the prior fiscal year end, has been recorded.

The expected tax benefit of approximately $476,000 for the year ended September 30, 1996 is increased by approximately $61,000 for the effect of state and local taxes (net of federal impact),$1.1 million for the effect of the decrease in valuation allowance, and $840,000 for the effect of stock option deductions included in the valuation allowance and is reduced by approximately $2.5 million for the effect of Vinifera Inc.'s net operating loss carryforwards and certain state net operating loss carryforwards being removed from the consolidated tax group.

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

During 1994, the Company participated in a National Cancer Institute program whereby the Company received funding for research toward the treatment of cancer. Agritope has also received grant support from the U.S. Department of Agriculture, Oregon Strawberry Commission, and Oregon Raspberry & Blackberry Commission for antifungal biocontrol research and from several strategic partners.

Revenues from research and development arrangements are included in the accompanying consolidated statements of operations under the caption "Grants and Contracts."

Note 9      Distribution and Supply Contracts

The Company has entered into several contractual arrangements, including those discussed in the following paragraphs, for distribution of certain of its products to customers.

The Company continues to maintain supply and distribution agreements with Organon Teknika Corporation (Organon Teknika), whereby Organon Teknika supplies the Company's antigen requirements and exclusively distributes the Company's EPIblot HIV confirmatory tests (EPIblot) on a worldwide basis. As of April 1, 1994, the Company renewed the agreements which have an initial termination date of March 31, 1997 (with successive one-year renewal periods thereafter) and include pricing incentives based on volumes purchased by Organon Teknika and penalties for failure to purchase specified minimum quarterly volumes. For the years ended September 30, 1996, 1995 and 1994, respectively, revenues generated from sales of EPIblot to Organon Teknika were $1,539,164, $1,808,431, and $1,688,200, including export sales of $62,539,
$72,369 and $320,700. The Company has notified Organon Teknika that it intends to renew the agreements on mutually acceptable, but revised, terms prior to the scheduled termination date.

LabOne, Inc. (previously Home Office Reference Laboratory, Inc.) purchases oral specimen devices from the Company for use in insurance testing in return for non-exclusive distribution rights in the United States and Canada under an agreement which expires on March 13, 2000, with an automatic five-year renewal, unless either party notifies the other of intent not to renew at least 180 days prior to the initial expiration date. For the years ended September 30, 1996, 1995 and 1994, respectively, revenue generated from product sales to LabOne, Inc. was $1,327,544, $525,628 and $477,186 including export sales of $394,747, $58,500 and $110,933.

SB has an exclusive agreement to market the Company's oral specimen collection device worldwide, except in several foreign countries and to the insurance industry in the U.S., Canada and Japan.

In 1995, SB made an initial license fee payment of $1 million to the Company. SB also placed $5 million in escrow for future payment to the Company, of which $1 million was designated for reimbursement of future research project work and $4 million was designated as an additional license fee to be paid upon FDA approval of a pending request to amend the labeling of the Company's oral specimen collection device to indicate a two-year shelf life. The initial $1 million license fee was included as deferred revenue under the caption "Salaries, benefits and other accrued liabilities" in the accompanying consolidated balance sheets as of September 30, 1995. The escrowed funds are not reflected in the Company's financial statements.

In April 1996, the FDA granted the Company's request for extended dating and SB disbursed $4 million plus interest from escrow. Accordingly the Company recognized income of $5 million in 1996 operating results.

Note 10     Commitments and Contingencies

The Company leases office, manufacturing, warehouse and laboratory facilities, and equipment under operating lease agreements which require minimum annual payments as follows:




                           Epitope
                           Medical
YEAR ENDING SEPTEMBER 30  Products   AgritopeConsolidated
1997. . . . . . . . . . . . . . . . . .$  345,577$399,731$  745,308
1998. . . . . . . . . . . . . . . . . .345,576317,394662,970
1999. . . . . . . . . . . . . . . . . .346,356282,000628,356
2000. . . . . . . . . . . . . . . . . .109,992282,000391,992
2001. . . . . . . . . . . . . . . . . .-182,000    182,000
                         ---------    --------  ----------
                        $1,147,501  $1,463,125  $2,610,626

Under the agreements for the lease of its office and laboratory facilities, the Company is obligated to the lessor for its share of certain expenses related to the use, operation, maintenance and insurance of the property.
These expenses, payable monthly in addition to the base rent, are not included in the amounts shown above. The Company also incurs rent expense for the short-term storage of produce. Rent expense aggregated $1,466,368, $1,336,021 and $1,441,940 for the years ended September 30, 1996, 1995 and 1994, respectively. Rent expense and the future minimum lease commitments above include rent of $132,000 for facilities leased from certain shareholders. The
Company is also contingently liable for a lease of which has been assigned to UAF, Limited Partnership and the lease of property which has been subleased to Petals USA, Inc. in the following amounts:

YEAR ENDING SEPTEMBER 30
1997. . . . . . . . . . . . . . . . . .          $    328,953
1998. . . . . . . . . . . . . . . . . .               341,304
1999. . . . . . . . . . . . . . . . . .               347,184
                                                   --------------
                                                   $ 1,017,441

Certain produce growers in the United States have alleged that Mexican growers of tomatoes are illegally dumping their crops into United States markets.
United States regulatory authorities are investigating the allegations.
Although it is not possible to determine the final outcome of this matter, the Company believes that its resolution will not have a material adverse effect on its operations or financial position.

Note 11     Profit Sharing and Savings Plan

The Company established a profit sharing and deferred salary savings plan in 1986 and restated the plan in 1991. All employees are eligible to participate in the plan. In addition, the plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under the provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. Effective October 1, 1991, the Company replaced a discretionary profit sharing provision with a matching contribution (either in cash, shares of Epitope common stock, or partly in both forms) equal to 50% of an employee's basic contribution, not to exceed 2.5% of an employee's compensation. The Board of Directors has the authority to increase or decrease the 50% match at any time. During 1996, 1995 and 1994, respectively, the Company contributed $73,315 (4,653 shares totaling $73,279 and the remainder in cash), $97,631 (5,562 shares totaling $97,607 and the remainder in cash), and $79,981 (4,632 shares totaling $79,807 and the remainder in cash to the plan. As of September 30, 1996, 17,035 shares are held by the plan.

Note 12     Geographic Area Information

The Company's products are included in the medical products and agricultural products industry segments. (See Note 1 for a description of the Company's business.) The Company's products are sold principally in the United States, Canada and Europe. Operating loss represents revenues less operating expenses. In computing operating loss, allocated corporate administration expenses have been included; however, other income and expense items such as interest expense, miscellaneous income, and other charges have not been added or deducted. Other assets primarily represent cash and cash equivalents, marketable securities, and prepaid insurance.



Epitope Medical Products
In thousands
Geographic
Areas       Revenues                  Operating Loss      Identifiable Assets
           1996   1995   1994     1996  1995   1994    1996   1995     1994
United
 States . . . .$4,903$2,630$2,062$ (5,287)$(11,608)$(6,284)$4,604$3,768$3,464
Canada . . . .404   78    111              --     --            --       --
Latin
 America . . .100    -      -              --     --            --       --
Europe . . . .65    72    329              --     --            --       --
Other . . . . .122  76    103              --     --            --       --
--------------------------------------------------------------------------------------------
         $5,594 $2,856 $2,605 $ (5,287)$(11,608)$(6,284)$4,604$3,768 $3,464


Agritope
In thousands
Geographic
Areas            Revenues           Operating Loss        Identifiable Assets
           1996   1995   1994     1996  1995   1994    1996   1995     1994
United
 States . . . .$63,057$54,289$62,918$ (333)$(7,770)$(8,106)$16,875$13,396$8,197
Latin
 America . . .-      -      -        -      -      -    3,996 2,201   3,303
---------------------------------------------------------------------------------------------
        $63,057$54,289$62,918   $ (333)$(7,770)$(8,106)$20,871$15,597$11,500


Epitope, Inc. Consolidated
In thousands
Geographic
Areas            Revenues            Operating Loss       Identifiable Assets
           1996   1995   1994     1996  1995   1994    1996   1995     1994
United
 States . . . .$67,959$56,918$64,981$ (5,621)$(19,377)$(14,390)$41,825$35,226$25,379
Canada . . . .404   78    111        -      -       -       -      -       -
Latin
 America . . .100    -      -        -      -       -   3,396  2,201   3,303
Europe . . . .65    72    329        -      -       -       -      -       -
Other . . . . .122  76    103        -      -       -       -      -       -
----------------------------------------------------------------------------------------
        $68,650$57,144$65,523 $ (5,621)$(19,377)$(14,390)$45,221$37,427$28,682

Note 13     Subsequent Events

On October 25, the Company received an offer from a representative of the holders of the $3.6 million convertible notes due June 30, 1997, whereby the holders proposed to convert such notes into common stock of the Company at a reduced exchange price. On November 14, 1996, the Company agreed to exchange $3,380,000 principal amount of Agritope notes for 250,367 shares of common stock of the Company at an exchange price of $13.50 per share. Accordingly, the Company will recognize a charge to income of approximately $1.1 million representing the conversion expense in the first quarter of fiscal 1997.

On November 25, 1996, the Company negotiated an extension to the bank line of credit previously maintained by Andrew and Williamson Sales, Co. (A&W). Under terms of the commitment letter, the $6.5 million revolving credit line will be extended until February 5, 1998, and will bear interest at prime or LIBOR plus 2.5% at the Company's option. The new line will be secured by A&W's accounts receivable, inventory and equipment and will be guaranteed by Epitope, Inc. The new line will also contain various financial covenants including minimum working capital and tangible net worth levels and maximum debt to net worth ratios.

On December 12, 1996, the Company merged with A&W. A&W is a producer and wholesale distributor of fruits and vegetables based in San Diego, California. Under the terms of the merger, the Company issued 520,000 shares of common stock of Epitope, Inc. in exchange for all of the outstanding common stock of A&W. The merger has been accounted for as a pooling of interests in the accompanying financial statements which have been restated as if the merger occurred on the first day of the earliest period presented. The merger will qualify as a tax-free reorganization for income tax purposes.

Based on information available on December 26, 1996, and due to continued operating losses at UAF, Limited Partnership in the four months ended October 31, 1996, coupled with a shortfall in sales and larger operating loss than expected at Petals USA, Inc. in the fourth quarter of calendar 1996, the Company believes that the value of its investment in affiliated companies has more than temporarily declined as both companies are now expected to show operating losses in fiscal 1997. Accordingly, the Company anticipates a charge to results of operations of $1,900,000 in the first quarter of 1997, reflecting the permanent impairment in the value of its investment in affiliated companies.

No schedules are included with the foregoing financial statements because the required information is inapplicable or is presented in the financial statements or related notes thereto.

      (a)(3) Exhibits.

      See Index to Exhibits following the signature pages of this report.

      (b)    Reports on Form 8-K.  None.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 26, 1996.


                                    EPITOPE, INC.


                                    By /s/ GILBERT N. MILLER
                                    Gilbert N. Miller
                                    Executive Vice President and Chief
                                    Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 26, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.


            SIGNATURE               TITLE


      *ADOLPH J. FERRO, PH.D.       President, Chief Executive Officer
      Adolph J. Ferro, Ph.D.              and Director
                                    (Principal Executive Officer)

      /S/ GILBERT N. MILLER         Executive Vice President and
      Gilbert N. Miller             Chief Financial Officer
                                    (Principal Financial Officer)

      *MARK V. ALLRED               Controller
      Mark V. Allred                (Principal Accounting Officer)

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

      By*/S/ GILBERT N. MILLER
      Gilbert N. Miller
      (Attorney-in-Fact)

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

2.3 Agreement and Plan of Reorganization dated as of October 27, 1995, by and among Fresche Blossoms L.L.C., UAF, L.P., Agrimax Floral Products, Inc., Universal American Flowers, Inc., William C. McClure, Gary W. Butler, Dorothea J. Owens, Timothy C. Finn,
            John W. Suber, Jr., Anthony J. Wright, Doug Bauer, and Roxanne E. Bakula. Incorporated by reference to Exhibit 2.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K").

2.4 Acquisition and Merger Agreement among Epitope, Inc., Thamscoe, Inc., Andrew and Williamson Sales, Co., and the shareholders of Andrew and Williamson Sales, Co., dated November 6, 1996. Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated November 6, 1996.

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

4.9 Notice to warrantholders and current form of warrant certificate for warrants issued in September 1991 offering, reflecting extension of expiration date. Incorporated by reference to
            Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 17, 1996.

4.10 Notice to warrantholders and current form of warrant certificate for warrants issued in December 1992 offering, reflecting extension of expiration date. Incorporated by reference to
            Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 17, 1996.

4.11 Notice to warrantholders and current form of warrant certificate for warrants issued in July 1993 offering, reflecting extension of expiration date. Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated September 17, 1996.

4.12 Notice to warrantholders and current form of warrant certificate for warrants issued in August 1993 offering, reflecting extension of expiration date. Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated September 17, 1996.

10.1        Incentive Stock Option Plan of Registrant, as amended.
            Incorporated by reference to Exhibit 10.1 to the 1994 10-K.*

10.2        Amended and Restated Epitope, Inc., 1991 Stock Award Plan.
            Incorporated by reference to Exhibit 10.2 to the 1994 10-K.*

10.3 Agritope, Inc., 1992 Stock Award Plan. Incorporated by reference to Exhibit 10.3 to the 1992 10-K.*

10.4 Form of Nonqualified Stock Option Agreement to be issued to certain officers and directors of Registrant pursuant to Agritope, Inc., 1992 Stock Award Plan. Incorporated by reference to Exhibit
            10.4 to the 1992 10-K.*

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

10.12 Lease dated as of December 12, 1996, between Williamson and Andrew and Andrew and Williamson Sales, Co.*

10.13 Agreement dated December 9, 1987, between Registrant and Adolph Ferro, Ph.D. Incorporated by reference to Exhibit 4.3 to the 1988 S-1.*

10.14 Amendment to Agreement of December 9, 1987, dated November 11, 1996, between Registrant and Adolph J. Ferro, Ph.D.*

10.15 Agreement dated October 3, 1989, between Sakata Seed America, Inc. and Agritope, Inc. Incorporated by reference to Exhibit 10.13 to the 1994 10-K.

10.16 Distribution Agreement dated as of April 1, 1994, between Registrant and Organon Teknika Corporation. Incorporated by reference to Exhibit 10.3 to the June 1994 10-Q.

10.17 Supply Agreement dated as of April 1, 1994, between Registrant and Organon Teknika Corporation. Incorporated by reference to Exhibit
            10.4 to the June 1994 10-Q.

10.18 Superior Tomato Associates, L.L.C. Operating Agreement dated as of February 19, 1996, among Sunseeds Company, Andrew and Williamson Sales, Co., and Agritope, Inc.

10.19 Development and Marketing Agreement dated as of February 19, 1996, among Superior Tomato Associates, L.L.C., Agritope, Inc., Sunseeds Company, and Andrew and Williamson Sales, Co.

10.20 Form of Indemnification Agreement for directors and officers. Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (No. 333-15705).*

10.21 Amended and Restated Employment Agreement dated January 8, 1991 between Andrew S. Goldstein and Registrant. Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1991 (the "1991 10-K").*

10.22 Amended and Restated Employment Agreement dated January 9, 1991, between Adolph J. Ferro, Ph.D., and Registrant. Incorporated by reference to Exhibit 10.29 to the 1991 10-K.*

10.23 Employment Agreement dated January 28, 1990, between Gilbert N. Miller and Registrant. Incorporated by reference to Exhibit 10.19 to the 1994 10-K.*

10.24 Employment Agreement dated July 1, 1990, between John H. Fitchen, M.D. and Registrant. Incorporated by reference to Exhibit 10.20 to the 1994 10-K.*

10.25       Employment Agreement dated July 15, 1995, between Byron A.
            Allen, Jr., and Registrant.  Incorporated by reference to Exhibit
            10.23 to the 1995 10-K.*

10.26 Employment Agreement dated August 17, 1992, between Richard K. Bestwick, Ph.D., and Agritope, Inc. Incorporated by reference to
            Exhibit 10.21 to Registrant's Registration Statement on Form S-4 (No. 333-15705).*

10.27 Employment Agreement dated May 31, 1995, between Joseph A. Bouckaert and Vinifera, Inc. Incorporated by reference to Exhibit
            10.20 to Registrant's Registration Statement on Form S-4 (No. 333-15705).*

10.28 Employment Agreement dated December 12, 1996, between Fred L. Williamson and Andrew and Williamson Sales, Co.*

10.29 Credit Agreement dated August 5, 1996, between Wells Fargo Bank, National Association and Andrew and Williamson Sales, Co.

10.30 Development, License and Supply Agreement between Registrant and SmithKline Beecham plc dated February 24, 1995, as amended. Portions of this agreement have been granted confidential treatment. Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 30, 1995.

21. The Registrant's subsidiaries are Agritope, Inc., an Oregon corporation, Vinifera, Inc., an Oregon corporation, Andrew and Williamson Sales, Co., a California corporation, and Agrimax Floral Products, Inc., a Minnesota corporation. The Registrant also owns a 67 percent interest in Superior Tomato Associates, L.L.C., a Delaware limited liability company, and a 60 percent interest in Epitope KK, a Japanese limited liability company.

23.1        Consent of Price Waterhouse LLP.

23.2        Consent of Boros and Farrington, APC.

24.         Powers of Attorney.

27.         Financial Data Schedules.

99.         Report of Boros and Farrington, APC, dated November 6, 1996.

*     Management contract or compensatory plan or arrangement.