Form 10-K/A
period 1996-09-30
EPITOPE INC/OR/
filed 1997-02-10
CIK 801555

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                 Amendment No. 1
                                   FORM 10-K/A
        (Mark one)

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

        Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        State the aggregate market value of voting stock held by non-affiliates of the registrant, as of January 31, 1997: $195,522,605.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1997: Common Stock, no par value, 13,713,939.

                      Documents Incorporated by Reference:

                                      None

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The following table presents the name, age as of January 31, 1997, principal occupation, period of service, and term of office for each director of the Company.




NAME OF                                                                                                    DIRECTOR
DIRECTOR                                    PRINCIPAL OCCUPATION                        AGE                SINCE


Class I (Directors Whose Terms of Office Expire in 1997):

W. Charles Armstrong                        Private Investor                            52                     1989

Adolph J. Ferro, Ph.D.                      President and Chief Executive               54                     1990
                                            Officer of the Company

Roger L. Pringle                            President of The Pringle Company,           56                     1989
                                            a management consulting firm,
                                            Portland, Oregon

Class II (Directors Whose Terms of Office Expire in 1999):

Andrew S. Goldstein                         Senior Vice President of Advanced           48                     1981
                                            Technology Development -
                                            Epitope Medical Products

R. Douglas Norby                            Senior Vice President and Chief             61                     1989
                                            Financial Officer of Mentor
                                            Graphics Corporation, a computer
                                            software manufacturer,
                                            Wilsonville, Oregon

G. Patrick Sheaffer                         Chairman, President and Chief               57                     1983
                                            Executive Officer of Riverview
                                            Savings Bank, Camas, Washington

Class III (Directors Whose Terms of Office Expire in 1998):

Richard K. Donahue                          Vice Chairman of NIKE, Inc., a              69                     1991
                                            sporting goods manufacturer,
                                            Beaverton, Oregon

Margaret H. Jordan                          President and Chief Executive               54                     1995
                                            Officer of Dallas Medical
                                            Resource, a not-for-profit
                                            medical referral firm,
                                            Dallas, Texas






Michael J. Paxton                           Chairman, President and Chief               50                     1995
                                            Executive Officer of
                                            O'Cedar Holdings, Inc., a
                                            manufacturer of household
                                            cleaning products,
                                            Springfield, Ohio


        W. Charles Armstrong is a director of Pacificorp. He was Chairman and Chief Executive Officer of Bank of America Oregon from September 1992 until
September 1996. From April to September 1992, he was Chairman and Chief Executive Officer of Bank of America Idaho. Mr. Armstrong served as President and Chief Operating Officer of Honolulu Federal Savings Bank from February 1989 to April 1992. Prior to February 1989, he was President and Chief Executive Officer of West One Bank, Oregon.

         Richard K. Donahue has been Vice Chairman of NIKE, Inc. since June 1994. Mr. Donahue served as President and Chief Operating Officer of NIKE, Inc. from 1990 to June 1994 and has served as a director of that company since 1977. Mr. Donahue is also a partner in the law firm of Donahue & Donahue, Lowell, Massachusetts, and a director of Courier Corp.

         Adolph J. Ferro, Ph.D., has been President and Chief Executive Officer of the Company since April 1990. Dr. Ferro was Senior Vice President from November 1988 until April 1990. From July 1987 until November 1988, he was Vice President of Research and Development. He was a cofounder of Agricultural Genetic Systems, Inc., which the Company acquired in 1987. Dr. Ferro is also the President of Agritope, Inc., the Company's wholly owned subsidiary. Prior to joining the Company, he was a Professor in the Department of Microbiology at Oregon State University ("OSU"). From 1981 to 1986, he was an Associate Professor at OSU, and from 1978 to 1981, he was an Assistant Professor at OSU. From 1975 to 1978, he was Assistant Professor at the University of Illinois at Chicago in the Department of Biological Sciences. Dr. Ferro received a B.A. degree from the University of Washington in 1965, an M.S. degree in biology from Western Washington University in 1970, and a Ph.D. in bacteriology and public health from Washington State University in 1973.

         Andrew S. Goldstein is a Senior Vice President of the Company's Epitope Medical Products group, a position he has held since June 1990. Prior to that time, he had been Vice President of Product Development from December 1988, Vice President of Scientific Affairs from July 1987 to December 1988, and Vice President of Research and Development from 1981 until July 1987. He also has served as Secretary from December 1988 to February 1993 and from November 1995 to the present and served as Treasurer until March 1991. Mr. Goldstein was Research Associate and supervisor of the Histocompatibility Laboratory at the Oregon Health Sciences University ("OHSU"), where he was engaged in paternity testing and transplantation immunology, from 1974 to 1981. Mr. Goldstein received a B.S. degree in microbiology from Cornell University in 1969 and an M.S. degree in cytology from Fordham University in 1973.

        Margaret H. Jordan joined Dallas Medical Resource ("DMR") as President and Chief Executive Officer in February 1996. DMR is a not-for-profit alliance of major medical organizations of Dallas, Texas, created to make Dallas a regional, national and international center for medical referrals. Ms. Jordan had been Vice President of Health Care & Employee Services at Southern California Edison Co. since December 1992. She had been a Vice President and Regional Manager with the Kaiser Foundation Health Plan of Texas, Inc. beginning in 1986, and was an Associate Regional Manager of Kaiser Foundation Health Plan of Georgia, Inc. from 1984 to 1986. Ms. Jordan received a B.S. degree in Nursing from Georgetown University in 1964 and an M.S. degree in Public Health from the University of California, Berkeley, in 1972. She also serves on the board of directors of Eckerd Corporation.

         R. Douglas Norby became Executive Vice President and Chief Financial Officer of LSI Logic Corporation in October 1996. From July 1993 until assuming his present position, he was Senior Vice President and Chief Financial Officer of Mentor Graphics Corporation. Prior to joining Mentor Graphics Corporation, he had been President and Chief Executive Officer of Pharmetrix Corporation, a biopharmaceutical company in Menlo Park, California, since July 1992. Prior to that time, he had been President of Lucasfilm, Ltd., since 1985 and President and Chief Executive Officer of LucasArts Entertainment Company since 1990. Prior to joining Lucasfilm, Ltd.,

Mr. Norby was Senior Vice President and Chief Financial Officer of Syntex Corporation from 1979 to 1985. Mr. Norby also serves on the board of directors of LSI Logic Corporation.

        Michael J. Paxton became Chairman, President and Chief Executive Officer of O'Cedar Holdings, Inc. in January 1996. From March 1992 until joining O'Cedar Holdings, Inc., he was President and Chief Executive Officer of The Haagen-Dazs Company, Inc. Prior to that he was President of the Baked Goods Division of The Pillsbury Company. Both companies are subsidiaries of Grand Metropolitan PLC. He has been a director of Agritope, Inc. since September 1992 and is also a director of Transport Corporation of America, Inc.

         Roger L. Pringle has been Chairman of the Board of the Company since April 1990, and is also a director of Agritope, Inc. He is President of The Pringle Company, a management consulting firm in Portland, Oregon, which he founded in 1975.

         G. Patrick Sheaffer has been President of Riverview Savings Bank in Camas, Washington, since 1979, and has served as a director of the bank since 1983. In 1993, Mr. Sheaffer also became Chairman and Chief Executive Officer of Riverview Savings Bank and Riverview Mutual Holding Company, a bank holding company. He has been a director of the Washington Savings League since 1980.

EXECUTIVE OFFICERS

         The following table presents the names, ages and positions of the Company's executive officers at January 31, 1997.

NAME OF
EXECUTIVE OFFICER               AGE          POSITION
Adolph J. Ferro, Ph.D.          54           President, Chief Executive
                                             Officer and Director

Gilbert N. Miller               55           Executive Vice President,
                                             Chief Financial Officer and
                                             Treasurer

John H. Fitchen, M.D.           51           Senior Vice President and
                                             Chief Operating Officer--
                                             Epitope Medical Products

Andrew S. Goldstein             48           Senior Vice President of
                                             Advanced Technology
                                             Development--Epitope Medical
                                             Products, Secretary and
                                             Director

Richard K. Bestwick, Ph.D.      42           Senior Vice President and Chief
                                             Operating Officer--
                                             Agritope

Joseph A. Bouckaert             56           President and Chief Executive
                                             Officer--Vinifera, Inc.

Byron A. Allen, Jr.             64           Vice President of Corporate
                                             Communications

Officers of the Company hold office at the discretion of the Board.

         For biographical summaries of Dr. Ferro and Mr. Goldstein, see "Directors" above.

         Gilbert N. Miller joined the Company in June 1989 as Executive Vice President and Chief Financial Officer and has served as the Company's Treasurer since March 1991. He has also been a Senior Vice President of Agritope, Inc. since September 1992 and its Chief Financial Officer since December 1991. From 1987 to 1989, he was Executive Vice President, Finance and Administration, of Northwest Marine Iron Works, a privately held ship repair contractor located in Portland, Oregon. From 1986 to 1987, he was Vice President/Controller of the Manufacturing Group of Morgan Products, Ltd., a manufacturer and distributor of specialty building products based in Oshkosh, Wisconsin. He also held the position of Senior Vice President/Finance of Nicolai Company, a Portland wood door manufacturing concern which became a wholly owned subsidiary of Morgan Products, Ltd., in 1986. Mr. Miller received a B.S. degree from Oregon State University and a Master of Business Administration degree from University of Oregon. He is a certified public accountant.

         John  H.  Fitchen,  M.D.,  joined  the  Company  in  July  1990 as Vice
President  of  Research  and  Clinical  Activities,  was  appointed  Senior Vice
President in September 1993, and assumed the additional position of Chief Operating Officer-Epitope Medical Products in November 1994. Prior to joining the Company, Dr. Fitchen was Associate Chief of Staff for Research at the
Portland Veterans Administration Medical Center in Portland, Oregon, and Professor of Medicine at OHSU. Dr. Fitchen received his M.D. degree from the University of Rochester School of Medicine and a B.A. degree from Amherst College. He completed his clinical training in Internal Medicine at OHSU in 1976 and in Hematology/Oncology at the University of California, Los Angeles, in 1978.

        Richard K. Bestwick, Ph.D., joined Epitope in August 1987 and was appointed Senior Vice President of Agritope, Inc. in September 1992. He was appointed to the additional position of Chief Operating Officer of Agritope, Inc. in October 1996. Prior to joining Epitope, he was a Research Assistant Professor in the Department of Biochemistry at the Oregon Health Sciences University, where he also completed his postdoctoral training. Dr. Bestwick received a Ph.D. in Biochemistry and Biophysics from Oregon State University and a B.S. degree from Evergreen State College.

         Joseph A. Bouckaert joined Vinifera, Inc. as its President and Chief Executive Officer at the inception of the Company in March 1993. From 1988 to 1991 he was Vice Chairman of DNA Plant Technology Corporation, a publicly held agricultural biotechnology company with offices in Cinnaminson, New Jersey, and Oakland, California. He also was a co-founder and member of the board of directors of Florigene, B.V., an agricultural biotechnology company focused on the flower business and located in the Netherlands. From 1985 to 1988, he served as President and Chief Executive Officer of Advanced Genetic Sciences Inc. a publicly held biotechnology company located in Oakland, California. In 1982, Mr. Bouckaert co-founded Plant Genetic Systems, N.V., a privately held agricultural biotechnology company located in Brussels, Belgium, and served as its first Managing Director from 1982 through 1986. Mr. Bouckaert received a Juris Doctor degree from the University of Leuven in Belgium and postgraduate degrees in Business Administration from the University of Ghent in Belgium, and the University of Kentucky in Lexington, Kentucky.

        Byron A. Allen, Jr., joined the Company in July 1995. Prior to joining the Company, from 1993 to 1995, Mr. Allen was Senior Vice President, Equity Portfolio Manager, for C.J. Lawrence/Deutsche Bank Securities Corporation, New York. From 1978 to 1993, he was Director of Retail Brokerage Service, C.J. Lawrence, Incorporated. Mr. Allen holds an A.B. degree from Dartmouth College and a Master of Business Administration degree from the Amos Tuck School of Business Administration.

         There are no family relationships between any of the Company's directors or executive officers.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who own more than 10 percent of the Epitope Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Reporting persons are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms and written representations regarding the absence of a filing requirement received from Reporting Persons, the Company believes that with respect to the 1996 fiscal year, all Reporting Persons complied with all applicable filing requirements, except that T. J. Paulsen, the Company's principal accounting officer until November 11, 1996, filed one report relating to one transaction after the filing deadline; Richard K. Bestwick, Ph.D., Senior Vice President and Chief Operating Officer--Agritope, and Joseph A. Bouckaert, President and Chief Executive Officer--Vinifera, Inc., each filed his initial report of his stockholdings upon becoming an executive officer of Epitope after the filing deadline; and Byron A. Allen, Jr., Vice President of Corporate Communications of the Company, and Richard K. Donahue, a director of the Company, each filed one report of an option grant after the filing deadline.

         ITEM 11. EXECUTIVE COMPENSATION.

                                            SUMMARY COMPENSATION TABLE

         The following table summarizes the compensation for the last three fiscal years of the Chief Executive Officer and the four other most highly compensated executive officers of the Company (together, the "Named Executive Officers") during the 1996 fiscal year.

                                                                                        Long-Term
                                                                                        Compensation
                                                                                        Awards

                                                       Annual Compensation              Securities          All Other
                                                                                        Underlying        Compen-
Name and Principal Position          Year            Salary              Bonus          Options (#)(1)    sation(2)

Adolph J. Ferro, Ph.D.              1996              $214,183         $ 50,000                 -          $ 4,237
President and Chief Executive       1995               200,769          113,245            74,000            5,390
Officer                             1994               135,000                -                 -            3,375

Gilbert N. Miller                   1996               128,510           33,075                 -            3,206
Executive Vice President,           1995               130,962                -            34,000            5,021
Chief Financial Officer,            1994               120,000                -                 -            3,000
and Treasurer

John H. Fitchen, M.D.               1996               147,548           37,200                 -            3,540
Senior Vice President and           1995               148,606                -            43,000            3,578
Chief Operating Officer--           1994               131,250                -                 -            3,057
Epitope Medical Products

Andrew S. Goldstein                 1996               128,510           30,000                 -            3,206
Senior Vice President of            1995               126,923                -            34,000            3,182
Advanced Technology                 1994               105,000                -                 -            2,625
Development--Epitope Medical
Products

Richard K. Bestwick, Ph.D.(3)       1996                91,385           20,160                 -            2,280
Senior Vice President and
Chief Operating Officer--
Agritope

(1) Represents the number of shares for which options were awarded. No SARs have been granted to any Named Executive Officer during the years indicated.

(2) Represents amounts contributed to the Company's 401(k) Profit Sharing Plan as employer matching contributions in the form of Epitope Common Stock.

(3) Dr. Bestwick was not an executive officer of Epitope during fiscal 1995 or 1994.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION VALUES(1)

                              Number of Securities
                                                     Underlying Unexercised          Value of Unexercised In-the-Money
                       Shares                        Options at Fiscal Year-End      Options at Fiscal Year-End(2)
                       Acquired On      Value
Name                   Exercise         Realized   Exercisable  Unexercisable             Exercisable Unexercisable

Adolph J. Ferro, Ph.D.    20,000      $173,722       496,061          60,143            $2,800,693          $69,583
Gilbert N. Miller         16,000       141,440       181,299          27,805             1,024,121              642
John H. Fitchen, M.D.          -             -       160,133          28,667             1,001,375                -
Andrew S. Goldstein       25,000       188,034       165,444          28,556             1,092,090           37,910
Richard K. Bestwick, Ph.D. 2,750        32,313        57,632          18,472                31,058              642

(1)      The Named  Executive  Officers did not hold any SARs at  September  30,
         1996.

(2) In-the-money stock options are options for which the exercise price is less than the market value of the underlying stock on a particular date. The values shown in the table are based on the difference between $15.0625, which was the average of the high and low sales prices of the Epitope Common Stock on the AMEX on September 30, 1996, and the applicable exercise price.

COMPENSATION OF DIRECTORS

         Under the terms of the Epitope, Inc. 1991 Stock Award Plan (the "Award Plan") in effect during the 1996 fiscal year, nonemployee directors of the Company were eligible to receive nonqualified stock options granted on a nondiscretionary basis, as described below.

         INITIAL OPTIONS. Upon becoming a nonemployee director, each such director has been granted a stock option to purchase 50,000 shares of Epitope Common Stock (an "Initial Option"). A newly-elected Chairman of the Board has been entitled to receive an Initial Option to purchase an additional 25,000 shares (75,000 shares if not previously a nonemployee director). Until December 1994, Initial Options were granted at an exercise price equal to 75 percent of the fair market value of a share of Epitope Common Stock on the date of grant; beginning in December 1994, Initial Options have been granted at an exercise price equal to the fair market value of a share on the date of grant minus the lesser of (a) $2.00 or (b) 25 percent of the fair market value. Each Initial Option becomes exercisable in annual installments based on continued service as a director and expires at the end of five years following the director's retirement or one year following the director's death, disability or cessation of service as a director for any other reason. An Initial Option will generally become fully exercisable by the date of the fourth annual meeting of shareholders through which the director has served on the Board. Initial Options become exercisable in full immediately upon the happening of a change in control of the Company. A change in control of the Company would occur on the happening of such events as the beneficial ownership by a person or group of 30 percent or more of the outstanding common stock, certain changes in Board membership affecting a majority of positions, certain mergers or consolidations, a sale or other transfer of all or substantially all the Company's assets, or approval by the shareholders of a plan of liquidation or dissolution of the Company, as well as any change in control required to be reported by the proxy disclosure rules of the Commission.

         Payment of the exercise price may be made in cash or by delivery of previously acquired shares of common stock having a fair market value equal to the aggregate exercise price. To the extent that payment is made in previously acquired shares, the director is automatically granted a replacement ("reload") option for a number of shares equal to the number delivered upon exercise with an exercise price equal to the fair market value of a share of common stock on the date of exercise. Reload options become exercisable in full six months after the grant date.

         RENEWAL OPTIONS. Additional nonqualified stock options have also been granted to each nonemployee director to purchase 15,000 shares of Epitope Common Stock ("Renewal Options") as of the December 15 prior to the annual meeting of shareholders at which the options most recently granted to the nonemployee director fully vest. Renewal Options vest in three equal annual installments beginning with the second annual meeting of shareholders following the date of grant, subject to acceleration of vesting upon the occurrence of a change in control of the Company. The other terms of Renewal Options are comparable to those of Initial Options, except that Renewal Options do not provide for reload options.

         AGRITOPE OPTIONS. Mr. Paxton and Mr. Pringle, as nonemployee directors of Agritope, were each awarded nonqualified options for 50,000 shares of Agritope common stock under the Agritope, Inc. 1992 Stock Award Plan. The options have an exercise price of $5.625 per share, which was equal to 75 percent of the fair market value of Agritope, Inc. common stock on the date of grant, September 14, 1992, based on a good faith determination of fair market value by Agritope, Inc. board of directors. The options are fully vested. Until Agritope, Inc. ceases to be a wholly owned subsidiary of the Company, shares of Agritope, Inc. common stock received upon exercise of the foregoing options must be exchanged for shares of Epitope Common Stock based on a ratio of 2.433 shares of Agritope, Inc. common stock for each share of Epitope Common Stock. Accordingly, upon exercise of the foregoing options in full, Messrs. Paxton and Pringle would each receive a total of 20,552 shares of Epitope Common Stock, or a corresponding number of shares of Medical Products Stock and Agritope Stock if the Agritope Stock Proposal is approved.

EMPLOYMENT AGREEMENTS

         Pursuant to written employment agreements with the Company, the Named Executive Officers each are entitled to receive one year of salary in the event of termination without cause (two years in the case of Dr. Ferro) or two years of salary if terminated without cause within 12 months following a change in control (within the meaning of the Exchange Act) or sale of substantially all the assets of the Company (three years in the case of Dr. Ferro). The agreements in each case prohibit the officer from competing with the Company for one year unless the officer elects to waive the right to amounts otherwise payable. The agreements do not expire by their terms and are terminable by the Company on 90 days' notice with cause or, subject to payment of the salary amounts described above, without cause.

         ITEM  12.  SECURITY   OWNERSHIP  OF  CERTAIN   BENEFICIAL   OWNERS  AND
MANAGEMENT.

         The following table sets forth information as of September 30, 1996, regarding the beneficial ownership of Epitope Common Stock by (a) each person who is known to the Company to be the beneficial owner of more than 5 percent of Epitope Common Stock outstanding, (b) each director and nominee for election as director, (c) each of the Named Executive Officers, and (d) all directors and executive officers of the Company as a group.

                                        Amount and Nature             Percent
5% Shareholders, Directors and            of Beneficial                  of
Officers                                  Ownership(1)(2)              Class


Groupe des Assurances Nationales        1,242,108(3)                    9.1%
61 Rue Monceau
Paris 75008 France

W. Charles Armstrong                       59,540(4)                      *

Richard K. Bestwick, Ph.D.                   67,382                       *

Richard K. Donahue                         57,000(4)                      *

Adolph J. Ferro, Ph.D.                    496,901(5)                    3.7

John H. Fitchen, M.D.                     164,461(4)                    1.3

Andrew S. Goldstein                       427,921(5)                    3.3

Margaret H. Jordan                           10,000                       *

Gilbert N. Miller                           182,961(5)                  1.4

R. Douglas Norby                              58,750                      *

Michael J. Paxton                             30,552                      *

Roger L. Pringle                             114,677                      *

G. Patrick Sheaffer                           80,000                      *

All directors and executive
  officers as a group
  (14 persons)                             1,794,545(4)(5)             12.5


*Less than 1%

(1)      Subject  to  community  property  laws  where  applicable,   beneficial
         ownership consists of sole voting and investment power except as otherwise indicated.

(2) Includes shares subject to options and warrants exercisable within 60 days of September 30, 1996, by directors and executive officers as follows: Mr. Armstrong, 55,000 shares; Dr. Bestwick, 67,382 shares (including options for 9,750 shares held by his wife); Mr. Donahue, 50,000 shares; Dr. Ferro, 496,061 shares; Dr. Fitchen, 160,133 shares; Dr. Goldstein, 165,444 shares; Ms. Jordan, 10,000 shares; Mr. Miller, 181,299 shares; Mr. Norby, 55,000 shares; Mr. Paxton, 30,552 shares; Mr. Pringle, 100,552 shares; Mr. Sheaffer, 67,500 shares; and all directors and executive officers as a group, 1,454,173 shares.

(3) Includes 595,000 shares subject to warrants exercisable within 60 days of September 30, 1996 and 128,008 shares issuable upon conversion of convertible notes.

(4) Includes shares as to which the individual has shared voting and dispositive power as follows: Mr. Armstrong, 165 shares; Mr. Donahue, 1,000 shares; Dr. Fitchen, 100 shares; and all directors and executive officers as a group, 2,265 shares.

(5) Does not include 17,035 shares of Epitope Common Stock held in the 401(k) Plan, as to which Messrs. Ferro, Goldstein and Miller share voting power as trustees of the 401(k) Plan. Messrs. Ferro, Goldstein and Miller disclaim any economic beneficial interest in such shares other than the 798, 636, and 711 shares, respectively, allocated to their individual accounts under the 401(k) Plan.


         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the December 1987 merger of Agricultural Genetic Systems, Inc. ("AGS"), with and into Agritope, Inc. Dr. Ferro, as an executive officer and principal shareholder of AGS, was granted a royalty equal to 4 percent of net sales of products resulting from the technology transferred to Agritope pursuant to the merger; royalties with respect to a particular product were to be paid for a period equal to the life of the patent on the product or an equivalent period if a patent is not issued. On November 11, 1996, Dr. Ferro agreed to accept a one-time payment of $590,000 in lieu of the royalties that would otherwise be due him.

         In September 1996, the Company extended the expiration date of certain warrants issued in private placement transactions in September 1991, December 1992, and July and August 1993, to purchase Epitope Common Stock at prices of $16.00, $16.00, $20.00 and $18.50 per share, respectively. The warrants would have otherwise expired in September 1996 and March 1997, if not exercised. The Company extended the expiration date of the warrants to September 30, 1997. The warrants were extended because they represent a significant potential source of additional capital.

         Holders of the warrants included Groupe des Assurances Nationales ("GAN"), which beneficially owns more than 5 percent of the Epitope Common Stock outstanding. As of September 30, 1996, GAN held 1991 warrants to purchase 80,000 shares of Epitope Common Stock, 1992 warrants to purchase 270,000 shares of Epitope Common Stock, July 1993 warrants to purchase 195,000 shares of Epitope Common Stock, and August 1993 warrants to purchase 50,000 shares of Epitope Common Stock.

         On November 14, 1996, the Company agreed to exchange $3,380,000 principal amount of Agritope 4% Convertible Notes Due 1997 for 250,367 shares of Epitope Common Stock at a reduced exchange price of $13.50 per share. The original terms of the notes permitted the holders to exchange them for Epitope Common Stock at an exchange price of $19.53 per share. Holders exchanging their notes at the reduced exchange price included GAN, which exchanged $2,500,000 principal amount of notes for 185,185 shares of Epitope Common Stock.

         In connection with the acquisition of A&W on December 12, 1996, the Company renegotiated the terms of a $6.5 million line of credit extended to A&W by Wells Fargo Bank, National Association. The line of credit had previously been guaranteed by the four former shareholders of A&W, including Fred L. Williamson, who is expected to be appointed an executive officer of the Company in February 1997. Under the renegotiated terms of the line of credit, Epitope, Inc. will guarantee A&W's obligations under the line of credit and the guarantees of the former shareholders will be released.

                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-K for the fiscal year ended September 30, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 1997.


                                  EPITOPE, INC.



                                  By /s/ GILBERT N. MILLER
                                  Gilbert N. Miller
                                  Executive Vice President and
                                    Chief Financial Officer