Form 10-Q
period 1996-12-31
EPITOPE INC/OR/
filed 1997-02-14
CIK 801555

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                - - - - - - - - -

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 1996
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _ _ _ _ _ _ _ to _ _ _ _

                         Commission File Number 1-10492


                                  EPITOPE, INC.
             (Exact name of registrant as specified in its charter)

               OREGON                              NO. 93-0779127
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

        8505 SW Creekside Place
           Beaverton, Oregon                             97008-7108
(Address of principal executive offices)                 (Zip code)

                                 (503) 641-6115
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock, no par value, outstanding as of December 31, 1996: 13,713,565

===============================================================================

                                           PART I. FINANCIAL INFORMATION

                                                                       PAGE NO.
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     EPITOPE MEDICAL PRODUCTS
     Condensed Combined Balance Sheets
         at September 30, 1996 and December 31, 1996.....................   3
     Condensed Combined Statements of Operations
         for the three months ended December 31, 1996 and 1995 ..........   4
     Condensed Combined Statements of Changes in Group Equity
         for the three months ended December 31, 1996....................   5
     Condensed Combined Statements of Cash Flows
         for the three months ended December 31, 1996 and 1995...........   6


     AGRITOPE
     Condensed Combined Balance Sheets
         at September 30, 1996 and December 31, 1996.....................   7
     Condensed Combined Statements of Operations
         for the three months ended December 31, 1996 and 1995...........   8
     Condensed Combined Statements of Changes in Group Equity
         for the three months ended December 31, 1996....................   9
     Condensed Combined Statements of Cash Flows
         for  the three months ended December 31, 1996 and 1995..........  10


     EPITOPE, INC. AND SUBSIDIARIES
     Condensed Consolidated Balance Sheets
         at September 30, 1996 and December 31, 1996.....................  11
     Condensed Combined Statements of Operations
         for the three months ended December 31, 1996 and 1995...........  12
     Condensed Combined Statements of Changes in Group Equity
         for the three months ended December 31, 1996....................  13
     Condensed Combined Statements of Cash Flows
         for  the three months ended December 31, 1996...................  14

     Notes to Condensed Financial Statements.............................  15


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS ..........................................  18


                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES...........................................  21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................  21

EPITOPE MEDICAL PRODUCTS

CONDENSED COMBINED BALANCE SHEETS

                                                    12/31/96           9/30/96
                                                   (Unaudited)       (Restated)

ASSETS
Current assets
Cash and cash equivalents (Note 2) ...............   1,811,767   $      795,787
Marketable securities (Note 2) ...................  13,395,735       18,818,120
Trade accounts receivable, net ...................   1,564,322        1,147,599
Other receivables ................................     460,420          174,083
Inventories (Note 2) .............................   1,169,352        1,157,930
Prepaid expenses .................................     352,577           89,518
                                                  ------------    -------------
                                                    18,754,173       22,183,037

Property and equipment, net ......................   1,502,091        1,542,757
Patents and proprietary technology, net ..........     614,720          601,234
Other assets and deposits  .......................      16,938           22,758
                                                  ------------    -------------
                                                  $ 20,887,922     $ 24,349,786

LIABILITIES AND GROUP EQUITY
Current liabilities
Accounts payable .................................     367,988    $     449,170
Salaries, benefits and other accrued liabilities .   1,745,373        1,368,166
                                                   -----------      -----------
                                                     2,113,361        1,817,336

Commitments and contingencies ....................           -                -

Group equity (Note 2)
Contributed capital ..............................  60,860,551       64,237,350
Accumulated deficit............................... (42,085,990)     (41,704,900)
                                                   ------------     ------------
                                                    18,774,561       22,532,450

                                                  $ 20,887,922     $ 24,349,786

EPITOPE MEDICAL PRODUCTS

CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)


THREE MONTHS ENDED DECEMBER 31                          1996              1995
                                                                      (Restated)
Revenues
Product sales .................................... $  2,359,151  $      834,877
Grants and contracts .............................      281,610         389,663
                                                    -----------     -----------
                                                      2,640,761       1,224,540
Costs and expenses
Product costs ....................................      969,258         485,959
Research and development costs ...................      803,973         716,277
Selling, general and administrative expenses......    1,477,697       1,308,108
                                                     ----------      ----------
                                                      3,250,928       2,510,344

Loss from operations .............................     (610,167)     (1,285,804)

Other income (expense), net
Interest income...................................      229,139         223,615
Other, net........................................          (62)            795
                                                  --------------  -------------
                                                        229,077         224,410

Net loss ......................................... $   (381,090)  $  (1,061,394)

Proforma net loss per share....................... $       (.03)  $        (.08)

Proforma weighted average number of
  shares outstanding ..............................  13,149,498      13,012,379

EPITOPE MEDICAL PRODUCTS

CONDENSED COMBINED STATEMENTS OF CHANGES IN GROUP EQUITY (UNAUDITED)


                                                                     CONTRIBUTED     ACCUMULATED
                                                                       CAPITAL         DEFICIT          TOTAL

Balances at September 30, 1996 (Restated)............               $ 64,237,350    $ (41,704,900)    $  22,532,450
Common stock issued upon
   exercise of options ..............................                     26,504                -            26,504
Common stock issued as
   compensation .....................................                     11,693                -            11,693
Compensation expense for
   stock option grants ..............................                    147,624                -           147,624
Net assets transferred to Agritope ..................                 (3,562,620)                        (3,562,620)
Net loss for the period .............................                          -         (381,090)         (381,090)
                                                                ----------------    --------------     -------------
Balances at December 31, 1996 .......................               $ 60,860,551    $ (42,085,990)     $ 18,774,561

EPITOPE MEDICAL PRODUCTS

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31                                                      1996                  1995
                                                                                                         (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................          $   (381,090)        $  (1,061,394)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................               181,013               244,198
Increase in accounts receivable and other receivables .................              (654,460)             (135,345)
Increase in inventories ...............................................               (11,422)              (33,331)
Increase in prepaid expenses ..........................................              (263,059)             (307,265)
Increase (decrease) in accounts payable and accrued liabilities .......               296,025              (885,871)
Common stock issued as compensation for services.......................                11,693                20,190
Compensation expense for stock option grants and
   deferred salary increases ..........................................               147,624               289,442
Other, net ............................................................                    15                     -
                                                                                -------------      ----------------
Net cash used in operating activities..................................              (673,661)           (1,869,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities ...................................            (8,211,809)          (11,943,849)
Proceeds from sale of marketable securities ...........................            10,285,196            13,434,127
Additions to property and equipment ...................................               (89,912)               (9,622)
Expenditures for patents and proprietary technology ...................               (63,922)             (134,160)
Investment in affiliated companies ....................................                 5,820                 7,361
                                                                                 ------------          ------------
Net cash provided by investing activities..............................             1,925,373             1,353,857

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ................................                54,194               270,915
Cash advances (to) from Agritope ......................................              (289,926)              241,395
                                                                                   -----------          -----------
Net cash provided by (used in) financing activities....................              (235,732)              512,310

Net increase (decrease) in cash and cash equivalents ..................             1,015,980                (3,209)
Cash and cash equivalents at beginning of period ......................               795,787                13,209
                                                                                 ------------           -----------
Cash and cash equivalents at end of period.............................           $ 1,811,767           $    10,000



AGRITOPE

CONDENSED COMBINED BALANCE SHEETS

                                                                                     12/31/96               9/30/96
                                                                                   (Unaudited)            (Restated)

ASSETS
Current assets
Cash and cash equivalents (Note 2) ....................................         $     452,942         $   4,903,476
Marketable securities (Note 2) ........................................             3,348,934                     -
Trade accounts receivable, net ........................................             5,539,843             3,123,172
Other receivables .....................................................                24,608                32,337
Inventories (Note 2) ..................................................             5,479,307             6,570,187
Prepaid expenses ......................................................                64,502                90,656
                                                                                -------------          ------------
                                                                                   14,910,136            14,719,828

Property and equipment, net ...........................................             2,981,290             2,658,655
Patents and proprietary technology, net (Note 2).......................             1,105,542               510,244
Investment in affiliated companies (Note 3)............................               773,849             2,651,294
Other assets and deposits .............................................               196,397               321,011
                                                                                 ------------          ------------
                                                                                 $ 19,967,214          $ 20,861,032

LIABILITIES AND GROUP EQUITY
Current liabilities
Bank line of credit (Note 4)...........................................          $  5,050,000         $   4,125,000
Accounts payable ......................................................             2,478,718             2,677,881
Subordinated notes (Note 4)............................................                     -             2,236,628
Convertible notes due June 30, 1997 (Note 4)...........................               240,000             3,620,003
Current portion of long-term debt......................................                67,594                98,368
Salaries, benefits and other accrued liabilities ......................             1,445,902             1,208,136
                                                                                  -----------           -----------
                                                                                    9,282,214            13,966,016

Long-term debt, less current portion...................................               434,724               527,973
Commitments and contingencies .........................................                     -                     -
Minority interest in consolidated subsidiaries.........................               156,879               215,407

Group equity (Note 2)
Contributed capital ...................................................            44,787,505            36,736,343
Accumulated deficit....................................................           (34,694,108)          (30,584,707)
                                                                                 -------------         -------------
                                                                                   10,093,397             6,151,636

                                                                                 $ 19,967,214          $ 20,861,032




AGRITOPE

CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)


THREE MONTHS ENDED DECEMBER 31                                                        1996                  1995
                                                                                                        (Restated)

Revenues
Product sales .........................................................          $ 17,901,794          $ 12,891,201
Grants and contracts ..................................................                25,796                86,598
                                                                                 ------------          ------------
                                                                                   17,927,590            12,977,799
Costs and expenses
Product costs .........................................................            15,850,957            12,166,179
Research and development costs ........................................               420,809               329,276
Selling, general and administrative expenses...........................             1,564,082             1,174,947
Costs of merger and the Agritope Stock Proposal (Notes 1 and 2)........               823,163                     -
                                                                                 ------------           -----------
                                                                                   18,659,011            13,670,402

Loss from operations ..................................................              (731,421)             (692,603)

Other income (expense), net
Interest income........................................................                90,195                69,237
Interest expense.......................................................              (160,608)             (199,563)
Valuation loss (Note 3)................................................            (1,900,000)                    -
Cost of debt conversion (Note 4).......................................            (1,216,654)                    -
Other, net.............................................................              (190,913)               (1,439)
                                                                                 -------------           ----------
                                                                                   (3,377,980)             (131,765)

Net loss ..............................................................         $  (4,109,401)          $  (824,368)

Proforma net loss per share............................................         $        (.63)          $      (.13)

Proforma weighted average number of shares outstanding ................             6,574,749             6,506,190



AGRITOPE

CONDENSED COMBINED STATEMENTS OF CHANGES IN GROUP EQUITY (UNAUDITED)


                                                                     CONTRIBUTED     ACCUMULATED
                                                                       CAPITAL         DEFICIT          TOTAL

Balances at September 30, 1996 (Restated)............               $ 36,736,343    $ (30,584,707)     $  6,151,636
Common stock issued upon
   exercise of options ..............................                     27,690                -            27,690
Common stock issued as
   compensation .....................................                      7,561                -             7,561
Compensation expense for
   stock option grants ..............................                     10,416                -            10,416
Common stock issued upon exchange of
   convertible notes.................................                  4,442,875                -         4,442,875
Net assets transferred from
   Epitope Medical Products..........................                  3,562,620                -         3,562,620
Net loss for the period .............................                          -       (4,109,401)       (4,109,401)
                                                               -----------------    --------------     -------------
Balances at December 31, 1996 .......................               $ 44,787,505    $ (34,694,108)     $ 10,093,397




AGRITOPE

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31                                                        1996                   1995
                                                                                                          (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................          $ (4,109,401)         $   (824,368)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................               130,626               111,347
Increase in accounts receivable and other receivables .................            (2,408,942)           (1,723,788)
Decrease in inventories ...............................................             1,090,880               294,002
Decrease in prepaid expenses ..........................................                26,154                64,721
Increase (decrease) in accounts payable and accrued liabilities .......                38,603               125,487
Common stock issued as compensation for services.......................                 7,561                     -
Compensation expense for stock option grants and
   deferred salary increases ..........................................                10,416                57,291
Minority interest in subsidiary operating results......................               (58,528)                    -
Valuation loss.........................................................             1,900,000                     -
Non-cash portion of cost of debt conversion............................             1,149,054                     -
Other, net.............................................................                (2,057)                3,351
                                                                                --------------        -------------
Net cash used in operating activities..................................            (2,225,634)           (1,891,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment ...................................              (439,069)              (10,475)
Expenditures for patents and proprietary technology ...................              (606,847)                    -
Investment in affiliated companies ....................................               (33,259)             (107,780)
                                                                                 -------------         -------------
Net cash used in investing activities..................................            (1,079,175)             (118,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under bank line of credit...............................               925,000             1,150,000
Principal payments on long-term debt...................................              (124,023)              (35,927)
Borrowings under notes payable.........................................                     -               655,764
Principal payments on borrowings from shareholders.....................            (2,236,628)              (15,498)
Cash advanced from (to) Epitope Medical Products ......................               289,926              (241,395)
                                                                                  -----------          -------------
Net cash provided by (used in) financing activities....................            (1,145,725)            1,512,944

Net decrease in cash and cash equivalents .............................            (4,450,534)             (497,268)
Cash and cash equivalents at beginning of period ......................             4,903,476             4,246,688
                                                                                   ----------           -----------
Cash and cash equivalents at end of period.............................          $    452,942           $ 3,749,420



EPITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  12/31/96                 9/30/96
                                                                                  (Unaudited)            (Restated)

ASSETS


Current assets
Cash and cash equivalents (Note 2) ....................................         $   2,264,709         $   5,699,263
Marketable securities (Note 2) ........................................            16,744,669            18,818,120
Trade accounts receivable, net ........................................             7,104,165             4,270,771
Other receivables .....................................................               485,028               206,420
Inventories (Note 2) ..................................................             6,648,659             7,728,117
Prepaid expenses ......................................................               417,079               180,174
                                                                                 ------------          ------------
                                                                                   33,664,309            36,902,865

Property and equipment, net............................................             4,483,381             4,201,412
Patents and proprietary technology, net (Note 2).......................             1,720,262             1,111,478
Investment in affiliated companies (Note 3)............................               773,849             2,651,294
Other assets and deposits .............................................               213,335               343,769
                                                                                 ------------          ------------
                                                                                 $ 40,855,136          $ 45,210,818

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank line of credit ...................................................         $   5,050,000         $   4,125,000
Accounts payable ......................................................             2,846,706             3,127,051
Subordinated notes (Note 4)............................................                     -             2,236,628
Convertible notes due June 30, 1997 (Note 4)...........................               240,000             3,620,003
Current portion of long-term debt......................................                67,594                98,368
Salaries, benefits and other accrued liabilities ......................             3,191,275             2,576,302
                                                                                  -----------           -----------
                                                                                   11,395,575            15,783,352

Long-term debt, less current portion...................................               434,724               527,973
Commitments and contingencies .........................................                     -                     -
Minority interest in consolidated subsidiaries.........................               156,879               215,407

Shareholders' equity (Note 2)
Preferred stock, no par value - 1,000,000 shares authorized
   no shares issued or outstanding.....................................                     -                     -
Common stock, no par value - 30,000,000 shares authorized
   13,713,565 and 13,457,383 shares issued and outstanding,
   respectively........................................................           105,648,056           100,973,693
Accumulated deficit....................................................           (76,780,098)          (72,289,607)
                                                                                 -------------         -------------
                                                                                   28,867,958            28,684,086

                                                                                 $ 40,855,136          $ 45,210,818



EPITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


THREE MONTHS ENDED DECEMBER 31                                                        1996                 1995
                                                                                                        (Restated)

Revenues
Product sales .........................................................          $ 20,260,945          $ 13,726,078
Grants and contracts ..................................................               307,406               476,261
                                                                                 ------------          ------------
                                                                                   20,568,351            14,202,339
Costs and expenses
Product costs .........................................................            16,820,215            12,652,138
Research and development costs ........................................             1,224,782             1,045,553
Selling, general and administrative expenses...........................             3,041,779             2,483,055
Costs of merger and the Agritope Stock Proposal (Notes 1 and 2)........               823,163                     -
                                                                                 ------------           -----------
                                                                                   21,909,939            16,180,746

Loss from operations ..................................................            (1,341,588)           (1,978,407)

Other income (expense), net
Interest income........................................................               319,334               292,852
Interest expense.......................................................              (160,608)             (199,563)
Valuation loss (Note 3)................................................            (1,900,000)                    -
Cost of debt conversion (Note 4).......................................            (1,216,654)                    -
Other, net.............................................................              (190,975)                 (644)
                                                                                 -------------           -----------
                                                                                   (3,148,903)               92,645

Net loss ..............................................................          $ (4,490,491)         $ (1,885,762)

Net loss per share.....................................................          $       (.34)         $       (.14)

Weighted average number of shares outstanding .........................            13,149,498            13,012,379




EPITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                          COMMON STOCK               ACCUMULATED
                                                     SHARES            DOLLARS         DEFICIT          TOTAL

Balances at September 30, 1996 (Restated)...        13,457,383     $ 100,973,693    $ (72,289,607)     $ 28,684,086
Common stock issued upon
   exercise of options .....................             4,094            54,194                -            54,194
Common stock issued as
   compensation ............................             1,721            19,254                -            19,254
Compensation expense for
   stock option grants .....................                 -           158,040                -           158,040
Common stock issued upon exchange of
   convertible notes........................           250,367         4,442,875                -         4,442,875
Net loss for the period ....................                 -                 -       (4,490,491)       (4,490,491)
                                              ---------------- -----------------    --------------     -------------
Balances at December 31, 1996 ..............        13,713,565     $ 105,648,056    $ (76,780,098)     $ 28,867,958





EPITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31                                                        1996                  1995
                                                                                                         (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................          $ (4,490,491)         $ (1,885,762)
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
Depreciation and amortization .........................................               311,639               355,545
Increase in accounts receivable and other receivables .................            (3,063,402)           (1,859,133)
Decrease in inventories ...............................................             1,079,458               260,671
Increase in prepaid expenses ..........................................              (236,905)             (242,544)
Increase (decrease) in accounts payable and accrued liabilities .......               334,628              (760,384)
Common stock issued as compensation for services.......................                19,254                20,190
Compensation expense for stock option grants and
   deferred salary increases ..........................................               158,040               346,733
Minority interest in subsidiary operating results......................               (58,528)                    -
Valuation loss.........................................................             1,900,000                     -
Non-cash portion of cost of debt conversion............................             1,149,054                     -
Other, net.............................................................                (2,042)                3,351
                                                                                --------------        -------------
Net cash used in operating activities..................................            (2,899,295)           (3,761,333)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities ...................................            (8,211,809)          (11,943,849)
Proceeds from sale of marketable securities ...........................            10,285,196            13,434,127
Additions to property and equipment ...................................              (528,981)              (20,097)
Expenditures for patents and proprietary technology ...................              (670,769)             (134,160)
Investment in affiliated companies ....................................               (27,439)             (100,419)
                                                                                 -------------         -------------
Net cash provided by investing activities..............................               846,198             1,235,602

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under bank line of credit...............................               925,000             1,150,000
Borrowings under notes payable.........................................                     -               655,764
Principal payments on long-term debt...................................              (124,023)              (35,927)
Principal payments on borrowings from shareholders.....................            (2,236,628)              (15,498)
Proceeds from issuance of common stock ................................                54,194               270,915
                                                                                 ------------          ------------
Net cash provided by (used in) financing activities....................            (1,381,457)            2,025,254

Net decrease in cash and cash equivalents .............................            (3,434,554)             (500,477)
Cash and cash equivalents at beginning of period ......................             5,699,263             4,259,897
                                                                                  -----------           -----------
Cash and cash equivalents at end of period.............................          $  2,264,709          $  3,759,420


NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1     THE COMPANY

Epitope, Inc. (the Company or Epitope) is an Oregon corporation utilizing biotechnology to develop and market medical diagnostic products through its Epitope Medical Products group (Epitope Medical Products) and superior new plants and related products through its Agritope group (Agritope). Agritope is also engaged in the business of growing, marketing, selling, and distributing produce. Upon approval of the proposal to create a new class of common stock (the Agritope Stock Proposal), the capital structure of Epitope will be modified to include two classes of common stock, Epitope Medical Products common stock and Agritope common stock. The Company's common stock will be redesignated Epitope Medical Products common stock and the Company will issue to the holders of existing common stock of the Company the equivalent shares of Agritope common stock on the basis of one-half share of Agritope common stock for each one share of Epitope common stock. Holders of rights to acquire common stock of the Company will receive equivalent rights to acquire shares of Agritope common stock in the same one-half to one ratio. Epitope Medical Products will include the medical products business conducted by the Company. Agritope will include the agribusiness and agricultural biotechnology operations of the Company.

The interim condensed financial statements included herein are unaudited; however, in the opinion of the Company, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. Results of operations for the period ended December 31, 1996 are not necessarily indicative of the results of operations expected for the full fiscal year.


NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying combined financial statements of Epitope Medical Products and Agritope have been prepared using the amounts included in the consolidated financial statements of the Company. Assets, liabilities, revenues and expenses of each group are included in the respective financial statements of the applicable group. Cash, cash equivalents and marketable securities have been allocated 80% to Epitope Medical Products and 20% to Agritope. Cash advanced and allocated by the Company to business units of Agritope has been reflected as contributed capital in the combined financial statements.

On December 12, 1996, the Company completed a merger with Andrew and Williamson Sales, Co. (A&W), a producer and wholesale distributor of fruits and vegetables based in San Diego, California. Under the terms of the merger, the Company issued 520,000 shares of common stock of Epitope, Inc. in exchange for all of the outstanding common stock of A&W. The merger has been accounted for as a pooling of interests in the accompanying financial statements which have been restated as if the merger occurred on the first day of the earliest period presented.

Patents and Proprietary Technology. On November 11, 1996, the Company amended an agreement pursuant to which it acquired Agritope's patented ethylene control technology in 1987. A co-inventor of the technology who is an officer of the Company relinquished all rights to future compensation under the agreement in exchange for a one-time cash payment of $590,000. The amount is included in Agritope's combined balance sheet under the caption "Patents and proprietary technology" and is being amortized over 15 years, the remaining life of the related patent.

Income Taxes. As a separate company, A&W had elected S-Corporation tax treatment. As an S-Corporation, income or losses passed through to A&W's shareholders, and no provision for federal income taxes was reflected in the financial statements. State income taxes applicable to A&W were provided at a reduced rate under S-Corporation status. Beginning with fiscal 1997, A&W will be taxed as a C-Corporation and will join with the Company in filing a consolidated federal income tax return. As of September 30, 1996, the Company had net operating losses of approximately $66.7 million available to offset future federal and state taxable income, including taxable income of A&W.


NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Inventories.
                                                                                    12/31/96               9/30/96
                                                                                   (Unaudited)           (Restated)


EPITOPE MEDICAL PRODUCTS
Raw materials..........................................................          $    525,398          $    522,824
Work-in-process .......................................................               455,008               389,642
Finished goods ........................................................               131,862               192,882
Supplies ..............................................................                57,084                52,582
                                                                                  -----------           -----------
                                                                                  $ 1,169,352           $ 1,157,930
AGRITOPE
Work-in-process and growing crops......................................           $ 4,844,492           $ 4,466,880
Finished goods ........................................................               613,451             1,740,689
Supplies ..............................................................                21,364               362,618
                                                                                 ------------           -----------
                                                                                  $ 5,479,307           $ 6,570,187
CONSOLIDATED
Raw materials .........................................................          $    525,398          $    522,824
Work-in-process and growing crops......................................             5,299,500             4,856,522
Finished goods ........................................................               745,313             1,933,571
Supplies ..............................................................                78,448               415,200
                                                                                 ------------           -----------
                                                                                  $ 6,648,659           $ 7,728,117

Net Loss Per Share. Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were excluded from the computation because their effect is anti-dilutive.

The weighted average number of shares has been adjusted retroactively to reflect the issuance of 520,000 additional shares issued in conjunction with the merger with A&W as if the shares had been outstanding on the first day of the earliest period presented. Net loss per share for Epitope Medical Products and Agritope is presented on a proforma basis assuming that the distribution of Agritope common stock and redesignation of Epitope common stock as Epitope Medical Products common stock pursuant to the Agritope Stock Proposal had occurred on the first day of the earliest period presented.

NOTE 3   INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies includes its 9% interest in UAF, Limited Partnership (UAF), which was formed to combine the Company's fresh flower distribution operations in Charlotte, North Carolina, with those of Universal American Flowers, Inc., and its 19.5% interest in Petals USA, Inc. (Petals), an affiliate of a Canadian fresh flower wholesaler.

Based on information available on December 26, 1996, and due to continued operating losses experienced by UAF in the four months ended October 31, 1996, a shortfall in sales and larger operating loss than expected at Petals in the fourth quarter of calendar 1996, and expected operating losses in fiscal 1997 at both companies, the Company believes that the value of its investment in affiliated companies has more than temporarily declined. Accordingly, the Company recorded a non-cash charge to results of operations of $1.9 million in the first quarter of fiscal 1997, reflecting the permanent impairment in the value of its investment in these companies.

NOTE 4     DEBT

Bank Line of Credit. On November 25, 1996, the Company negotiated an extension to the bank line of credit previously maintained by A&W. Under terms of the commitment letter, the $6.5 million revolving line of credit will be extended until February 5, 1998, and will bear interest at prime or LIBOR plus 2.5% at the Company's option. The new line will be secured by A&W's accounts receivable, inventory and equipment and will be guaranteed by Epitope. The new line will also contain various financial covenants including minimum working capital and tangible net worth levels and maximum debt-to-net-worth ratios. The Company has continued to operate under the terms of the old line of credit pending execution of a definitive agreement for the extension.

Subordinated Notes. At September 30, 1996, the Company had notes payable to the former A&W shareholders which were subordinated to the claims of its bank. These notes were due on demand and bore interest at 10%. The Company paid these notes in full in December 1996.

Convertible Notes. In November 1996, the Company exchanged $3,380,000 principal amount of Agritope convertible notes for 250,367 shares of common stock of the Company at a reduced exchange price of $13.50 per share. Accordingly, the Company recognized a charge to results of operations of $1.2 million in the first quarter of fiscal 1997 representing the conversion expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of operations and financial condition should be read in conjunction with the Financial Statements and Notes thereto included in the Company's 1996 Annual Report on Form 10-K and with the Financial Statements and Notes thereto included in this Form 10-Q. Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors with respect to the Company include changes in market conditions or customer orders, unexpected interruption of supply or manufacturing operations, changes in insurance industry practices, unexpected delays or changes in the Company's business strategy, adverse growing conditions affecting crops, and other risks. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

                                             EPITOPE MEDICAL PRODUCTS

RESULTS OF OPERATIONS

Revenues. Total revenues increased by $1,416,000 or 116% in the current quarter as compared to the first quarter of fiscal 1996. Revenues by product line are shown below:

THREE MONTHS ENDED DECEMBER 31 (IN THOUSANDS, EXCEPT %)                     1996                      1995
                                                                     DOLLARS  PERCENT           DOLLARS PERCENT

Product sales
   Oral collection device.................................           $ 1,900       72%          $   491      40%
   Western blot HIV confirmatory test.....................               459       17               344      28
                                                                      ------     ----            ------    ----
                                                                       2,359       89               835      68
Grants and contracts......................................               282       11               390      32
                                                                      ------     ----            ------    ----
                                                                     $ 2,641      100%          $ 1,225     100%

Sales of the Company's oral collection device increased by $1,409,000 or 287% in the current quarter as compared to the first quarter in fiscal 1996. The increase is attributable to increased use of the device for insurance testing purposes following approval of the device by the Food and Drug Administration
(FDA) in June 1996 for use in conjunction with an oral-based confirmatory test. As of December 31, 1996, the Company had firm orders for the device totaling $1,456,000 scheduled for shipment before March 31, 1997.

Sales of the Company's Western blot HIV confirmatory test increased by $115,000 or 33% in the current quarter as compared to the first quarter in fiscal 1996. Sales in the prior year quarter were negatively affected by a reduction in orders from the Company's exclusive distributor for this product as they lowered inventory safety stock levels. As of December 31, 1996, the Company had firm orders for the confirmatory HIV test totaling $518,000 scheduled for shipment before March 31, 1997.

Grant and contract revenues decreased by $108,000 or 27% in the current quarter as compared to the first quarter of fiscal 1996 primarily due to fluctuations in research and development projects conducted in conjunction with the Company's strategic partner, SmithKline Beecham plc (SB). These research projects are directed at developing new applications for the oral collection device, and to making improvements to the device. The Company has entered into several research and development contracts with SB whereby SB funds a portion of the cost of such projects in exchange for distribution rights to any resulting new products. Revenue from such projects can vary significantly from quarter to quarter as new projects are started while other projects may be extended or completed. As of December 31, 1996, the Company had deferred revenue of $546,000 included in "Salaries, benefits and other accrued liabilities" related to these projects.

Gross Margins improved from 42% of sales in the first quarter of fiscal 1996 to 59% of sales in the current quarter. The improvement in gross margins is attributable to increased sales volume of the oral collection device which resulted in lower per unit costs and to the shift in product mix towards the oral collection device which carries a higher gross margin than does the confirmatory HIV test.

Research and development costs increased by $88,000 or 12% as a result of increased research and development expenses incurred under contracts with SB and for other projects conducted by the Company. Expenditures for these projects can vary significantly from quarter to quarter as new projects are started while other projects may be extended or completed.

Selling, general and administrative expenses increased by $170,000 or 13% in the current quarter as compared to the first quarter in fiscal 1996 primarily as a result of increased selling and marketing efforts. These expenses include charges for corporate overhead allocation of shared services of $764,000 and $829,000, respectively, for the current and prior year quarters.

LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                          12/31/96     9/30/96
Cash and cash equivalents.........................      $  1,812    $    796
Marketable securities.............................        13,396      18,818
Working capital...................................        16,641      20,366

During the current quarter, proceeds from the sale of marketable securities represented the primary source of funds for meeting the Company's requirements for operations and business expansion. Accounts receivable increased during the quarter by $417,000 or 36% as a result of increased sales as compared to quarter ended September 30, 1996.


                                                     AGRITOPE

RESULTS OF OPERATIONS

Revenues. Total revenues increased by $4,950,000 or 38% in the current quarter as compared to the first quarter of fiscal 1996. Revenues by product line are shown below:

THREE MONTHS ENDED DECEMBER 31 (IN THOUSANDS, EXCEPT %)                     1996                      1995
                                                                     DOLLARS  PERCENT           DOLLARS  PERCENT
Fresh and frozen produce sales............................          $ 17,902      100%         $ 12,891       99%
Grants and contracts......................................                26        -                87        1
                                                                   ---------    -----        ----------     ----
   Total revenues.........................................            17,928      100%           12,978      100%

Fresh and frozen produce sales increased by $5,011,000 or 39% in the current quarter as compared to the first quarter in fiscal 1996. Sales in the prior year quarter were negatively impacted by significant disease damage to the vine ripe tomato crop at one of the Company's largest contract growers. No such comparable damage was experienced in the current quarter. In addition, sales in the current quarter were positively affected by the addition of new contracts for vine ripe tomato and pepper crops with another of the Company's major growers, partially offset by a reduction in melon sales. Fresh and frozen produce sales are affected by seasonality and other factors and can vary significantly from quarter to quarter. There were no current quarter sales in the Company's grape plant propagation subsidiary (Vinifera) as such sales are highly seasonal and generally occur in the spring and summer planting seasons. As of December 31, 1996, Vinifera had firm orders totaling $821,000 for delivery in the spring and summer of 1997.

Gross margins improved in the current quarter to 11.5% as compared to 5.6% in the comparable quarter of fiscal 1996. The prior year gross margin reflected a $750,000 charge to product costs for a lower of cost or market adjustment to inventory primarily related to the vine ripe tomato crop failure referred to above. There was no such adjustment in the current quarter. Gross margins can vary significantly from quarter to quarter and are affected by weather and other growing conditions, as well as market conditions of supply and demand.

Research and development costs increased by $92,000 or 28% in the current quarter as compared to the first quarter in fiscal 1996. The higher research and development costs in the current quarter reflect increased efforts to develop and propagate crops containing the Company's patented ethylene control technology as well as research and development efforts conducted at Vinifera. Vinifera was acquired by the Company in August 1996 and therefore its results are not included in the first quarter of fiscal 1996.

Selling, general and administrative expenses increased by $1,212,000 or 103% in the current quarter as compared to the first quarter in fiscal 1996. The increase was attributable to several factors including expenses of $812,000 related to the merger with A&W and the Agritope Stock Proposal, $243,000 of expenses incurred by Vinifera, which was not part of the combined group in the first quarter of fiscal 1996, and increased selling and distribution expenses (primarily labor) incurred by A&W as a result of increased sales volumes. These expenses include charges for corporate overhead allocation of shared services of $270,000 and $257,000, respectively, for the current and prior year quarters.

Other income (expense), net was impacted by two significant non-recurring charges in the current quarter. First, based on information available on December 26, 1996, and due to continued operating losses experienced by UAF, Limited Partnership (UAF) in the four months ended October 31, 1996, a shortfall in sales and larger operating loss than expected at Petals USA, Inc. (Petals) in the fourth quarter of calendar 1996, and expected operating losses in fiscal 1997 at both companies, the Company believes that the value of its investment in affiliated companies has been permanently impaired. Accordingly, the Company recorded a non-cash charge to results of operations of $1,900,000 in the current quarter, reflecting the permanent impairment in the value of its investment in these companies. Secondly, conversion of $3,380,000 principal amount of the Agritope convertible notes at a reduced exchange price resulted in a charge to results of operations of $1,217,000 in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                            12/31/96     9/30/96
Cash and cash equivalents............................... $     453    $  4,903
Marketable securities...................................     3,349           -
Working capital ........................................     5,628         754

Working capital increased significantly as a result of the conversion of $3,380,000 principal amount of Agritope notes into common stock of the Company. Accounts receivable increased by $2,417,000 and inventories decreased by $1,091,000 as a result of the increase in sales in the current quarter as compared to sales in the quarter ended September 30, 1996. Expenditures for property and equipment were $439,000, largely as a result of expansion of greenhouse capacity at Vinifera. During the current quarter, Agritope made a one-time cash payment of $590,000 in exchange for all rights to future compensation to a co-inventor of Agritope's ethylene control technology. Agritope's investment in affiliated companies was reduced by a non-cash charge of $1,900,000 reflecting the permanent impairment in the value of these investments. Borrowings under the A&W bank line of credit increased by $925,000. Subordinated notes of A&W outstanding at September 30, 1996 were paid in full in December 1996.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(a)   Not applicable

(b)   Not applicable

(c)   Recent sales of unregistered securities

On December 12, 1996, the Company issued 520,000 shares of common stock, no par value, to the four former shareholders of Andrew and Williamson Sales, Co. ("A&W") in connection with the acquisition of A&W by merger of a Company subsidiary with and into A&W. As a result of the merger, the Company became the sole shareholder of A&W.

The shares were issued in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The former A&W shareholders are accredited investors, as defined in Regulation D. The Company has filed a Form D regarding issuance of the shares.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibits are listed on the attached exhibit index following the signature page of this report.

(b)      Reports on Form 8-K

During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

         (1) On October 11, 1996, a report dated September 17, 1996, reporting under Items 5 and 7 the issuance of a press release regarding events of interest to shareholders.

         (2) A report dated November 6, 1996, reporting under Items 5 and 7 an agreement for a merger with Andrew and Williamson Sales, Co. ("A&W"), and a proposal to create, subject to shareholder approval, two classes of common stock.

         (3) A report dated November 14, 1996, reporting under Items 7 and 9 the exchange of $3,380,000 in principal amount of Agritope 4% Convertible Notes due 1997 for 250,367 shares of the Company's common stock, pursuant to Regulation S under the Securities Act of 1933, as amended.

         (4) A report dated December 12, 1996, reporting under Items 2 and 7 the completion of the merger with A&W. The report included the following financial statements of A&W:

         Independent Auditors' Report
         Audited Financial Statements:
          Balance Sheets at September 30, 1996, and 1995
          Statements of Operation for the years ended September 30, 1996, 1995, and 1994
          Statements of Changes in Stockholders' Equity for the years ended
               September 30, 1996, 1995, and 1994
          Statements of Cash Flows for the years ended September 30, 1996, 1995, and 1994
         Notes to Financial Statements

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               EPITOPE, INC., an Oregon corporation


February 14, 1997              ADOLPH J. FERRO, PH.D.

Date                           Adolph J. Ferro, Ph.D.
                               President, Chief Executive Officer and Director (Principal Executive Officer)




February 14, 1997              GILBERT N. MILLER
Date                           Gilbert N. Miller
                               Executive Vice President, Chief Financial Officer
                               (Principal Financial Officer)




February 14, 1997              MARK V. ALLRED
Date                           Mark V. Allred
                               Controller
                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



27.     Financial Data Schedule