Form 10-K/A
period 1996-09-30
EPITOPE INC/OR/
filed 1997-03-12
CIK 801555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                 Amendment No. 2
                                   FORM 10-K/A
                                   (Mark one)

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996

                                       OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                           Commission File No. 1-10492

                                  EPITOPE, INC.
             (Exact name of registrant as specified in its charter)


              Oregon                                       93-07479127
  (State or other jurisdiction of               (I.R.S. employer identification
   incorporation or organization)                            number)

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

                      Documents Incorporated by Reference:

                                      None

                                                 Table of Contents


                                                      PART I
                                                                                                               Page
                                                                                                               ----

ITEM 1.           Business                                                                                        3

ITEM 2.           Properties                                                                                     21

ITEM 3.           Legal Proceedings                                                                              21

ITEM 4.           Submission of Matters to a Vote of Security Holders                                            21


                                                      PART II


ITEM 5.           Market for the Registrant's Common Stock and Related Stockholder Matters                       22

ITEM 6.           Selected Financial Data                                                                        22

ITEM 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations          25

ITEM 8.           Financial Statements and Supplementary Data                                                    35

ITEM 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           38


                                                     PART III

ITEM 10.          Directors and Executive Officers of the Registrant                                             38

ITEM 11.          Executive Compensation                                                                         43

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management                                 45

ITEM 13.          Certain Relationships and Related Transactions                                                 46


                                                      PART IV


ITEM 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               47





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

Epitope Oral Specimen Collection Technology

         In  order  to  address  the  significant   drawbacks   associated  with
blood-based tests, Epitope developed and patented a device to collect oral fluid instead of blood. The EpiScreen/OraSure  device, shaped like a small toothbrush, consists of a cotton-fiber  pad treated with a proprietary  salt  solution.  The pad,  which is  mounted  on a nylon  handle,  is placed in the  patient's  mouth between the lower cheek and gum for two minutes.  The pad collects  oral mucosal
transudate,   a  serum-derived   fluid  that,   unlike  saliva,   contains  high
concentrations of antibodies.  OMT contains  approximately four times the amount of antibodies found in ordinary whole saliva. Following





collection,  the pad is sealed  in a  specimen  vial  containing  a  proprietary preservative  solution.  The  treated  pad  enhances  the  collection,  and  the preservative  solution  enhances  the  stabilization,  of  antibodies  and other analytes  originating from the oral mucosae.  The specimen in the vial is stable for three weeks at room temperature,  although in most cases laboratory  testing
takes  place  within  one  to  three  days.  See  "Epitope,   Inc.--Patents  and
Proprietary Information."

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

Invasiveness                                Requires use of a                                Uses noninvasive
                                            needle or lancet                                 collection technique

Ease of use                                 Requires blood                                   Sample collection
                                            collection by a                                  requires minimal
                                            trained healthcare                               training
                                            professional






Portability                                 Generally performed in                           Can be used rapidly and
                                            a physician's office                             efficiently in almost
                                            or other healthcare                              any setting
                                            setting

Cost                                        Requires a nurse or                              Eliminates the need for
                                            other trained healthcare                         and costs associated
                                            professional                                     with a trained
                                                                                             healthcare professional

         Oral-based and Serum-based Western Blot Confirmatory Tests. Epitope Medical Products has also developed, and in June 1996 received FDA clearance to market, an oral-based HIV-1 Western blot confirmatory test. This test uses the original oral specimen to confirm positive results of initial EpiScreen/OraSure HIV-1 ELISA screening tests. Epitope Medical Products has also marketed EPIblot, a serum-based Western blot HIV-1 confirmatory test kit, since 1987. The kit is used to confirm the positive results of initial blood-based screening tests for HIV-1 infection.

Markets

         Insurance Industry. Epitope Medical Products believes there is a significant need in the life insurance industry for an easy-to-administer, noninvasive and cost-effective HIV testing system such as EpiScreen. In the United States, approximately 5 million HIV tests were administered in 1995 by the life insurance industry in connection with the issuance of new policies. In addition, data from the American Council of Life Insurance and the Health Insurance Association of America indicate that over $1.5 billion in AIDS-related death benefits were paid in 1994. These organizations also cautioned that, due to difficulty in identifying all AIDS-related claims, the data may significantly understate the financial impact of AIDS on the insurance industry.

         Current HIV testing of life insurance applicants involves the use of a paramedic or other trained healthcare professional to obtain a blood sample. The cost to the insurance company for an HIV test includes the cost of the paramedic as well as the cost of the collection kit and laboratory testing services. These costs average approximately $55 to $70, of which $35 to $50 is the cost of the paramedic. As a result, insurance companies have generally limited HIV testing to policies with face amounts of $100,000 or more. Based on industry statistics, Epitope Medical Products estimates that in 1994 over 9 million policies were issued for face amounts of less than $100,000, representing 68 percent of all policies issued. Epitope Medical Products believes that the use of EpiScreen can significantly reduce the cost of HIV testing to the insurance industry because collection of an oral fluid specimen can be performed by insurance agents or other persons without professional medical training, eliminating the cost of the paramedic and making testing at policy levels below $100,000 a cost-effective practice. Moreover, the Company believes that insurance companies may adopt EpiScreen for use in connection with applications for insurance policies with face amounts at and above $100,000. The Company is, however, in the early stages of rolling out its product and believes it is too early to predict the degree to which its product will be utilized by insurance companies.

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

         Epitope Medical Products and SB are currently conducting clinical trials to support an application for FDA clearance to market OraSure as a home collection testing system. If FDA clearance is obtained, Epitope Medical Products and SB plan to market the OraSure device for OTC sale as part of an integrated system including laboratory testing and counseling. Epitope Medical Products believes the noninvasiveness and ease of use of OraSure represent significant benefits to the home user over traditional blood-based methods. There can be no assurance that Epitope Medical Products will receive FDA clearance to market OraSure to the OTC market on a timely basis, if at all. See "Epitope Medical Products--Government Regulation."

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

         International. In light of the worldwide scope of the HIV epidemic, Epitope Medical Products believes there are significant opportunities for sale of EpiScreen/OraSure in international markets. Epitope Medical Products believes that the ease of use, portability, increased safety and lower cost of oral fluid testing will provide significant advantages over blood tests in international markets. Epitope Medical Products has initiated an international marketing program that offers a complete EpiScreen testing system. The program features direct assistance to distributors in establishing EpiScreen programs that include laboratory services, cooperation from screening test manufacturers, and provision of Western blot confirmatory kits in each country. Epitope is currently marketing EpiScreen to distributors in Canada, Thailand, Argentina and South Africa for use in professional markets. SB also markets OraSure to the professional market in several Latin American and African countries through its network of distributors. See "Epitope Medical Products--Marketing."

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

Marketing

         Life Insurance Industry. Epitope Medical Products currently markets its EpiScreen device for use in screening life insurance applicants for HIV, cocaine, and nicotine. The Company maintains a six-member direct sales force that markets and sells EpiScreen to the main insurance testing laboratories in the United States and Canada. The major laboratories currently using the EpiScreen device include LabOne, Inc., Osborn Laboratories, and Clinical Reference Laboratory, Inc. Epitope Medical Products also markets the use of EpiScreen directly to life insurance companies.

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

         The Agreement provides that SB generally has responsibility for advertising, promotion, distribution, and regulatory approval expenses in its markets. Epitope Medical Products will initially manufacture the OraSure devices for sale to SB at predetermined transfer prices and will receive certain royalties on SB product sales. A portion of SB's costs in obtaining and maintaining regulatory approvals will be credited against royalties payable to Epitope Medical Products.

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

         International. Epitope Medical Products also employs a direct sales force for the marketing and sale of EpiScreen in certain international markets. The Company complements its direct sales efforts through the use of selected international distributors who have the expertise and capabilities appropriate for marketing EpiScreen. In addition, SB will act as exclusive director of the OraSure HIV-1 oral specimen collection device in the professional markets in certain Latin American and African countries. Epitope Medical Products has retained all rights to distribute products in markets other than those reserved to SB.

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

Manufacturing

         Epitope Medical Products manufactures Western blot confirmatory tests at the Company's Beaverton, Oregon, facility. The Western blot operation is presently producing current requirements with a one shift operating schedule. If additional Western blot production is required, the Company can expand operating hours or add an additional shift. The EpiScreen/OraSure device is manufactured by a contract manufacturer which also manufacturers medical devices for other firms. Recent increases in demand for the EpiScreen/OraSure device have been met by increasing the frequency of production cycles and number of production shifts while continuing to use the equipment purchased by the Company for use in the manufacturing process. The Company believes that it will reach full capacity for its present equipment configuration during 1997. Additional equipment has been acquired and will be placed into service as required to meet increased demand.

         Company quality control personnel inspect products and maintain documentation for compliance with the FDA's current Good Manufacturing Practices ("GMP") and other government manufacturing regulations. Epitope's manufacturing facilities are subject to periodic inspection by regulatory authorities. See "Epitope Medical Products--Government Regulation." Contract manufacturing is overseen by an on-site employee of the Company who is responsible for monitoring compliance with Company standard operating procedures, reviewing the manufacturing process and assuring that the manufacture of Company product is in compliance with GMP. The Company conducts further quality control tests in its Beaverton, Oregon, facility.

Competition

         Competition in the emerging market for HIV testing is intense and is expected to increase. The Company believes that the principal competition will come from existing blood-based HIV assays and from urine-based assays. Epitope Medical Products' competitors include specialized biotechnology firms as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies, many of which have considerably greater financial, technical, and marketing resources than Epitope Medical Products. Competition may intensify as technological advances are made and become more widely known and as products reach the market in greater numbers. Furthermore, new testing methodologies could be developed in the future that render Epitope Medical Products' oral-based HIV test impractical, uneconomical or obsolete. There can be no assurance that Epitope Medical Products' competitors will not succeed in developing or marketing technologies and products that are more effective than those developed by Epitope Medical Products or that would render its technologies or products obsolete or otherwise commercially unattractive. In addition, there can be no assurance that competitors will not succeed in obtaining regulatory approval for these products, or in introducing or commercializing them before Epitope Medical Products. Such developments could have a material adverse effect on the Company's and Epitope Medical Products' business, financial condition and results of operations.

         Three companies have submitted applications to the FDA for OTC HIV blood testing: Direct Access Diagnostics, Home Access Health Corp., and ChemTrak Incorporated. The FDA has approved a home collection kit for HIV blood testing developed by Direct Access Diagnostics and another home collection kit for HIV blood testing developed by Home Access Health Corp.

         Cambridge Biotech Corporation and BioRad Laboratories, Inc. manufacture HIV Western blot confirmatory tests, and Waldheim Pharmazeutika manufactures immunofluorescent HIV confirmatory tests, which compete with Epitope Medical Products' EPIblot HIV-1 Western blot serum-based confirmatory test kits. In addition, Abbott Laboratories provides in-house testing services for customers of its HIV screening products.

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

         The FDA recently approved an HIV ELISA screening test for use with urine. However, no Western blot or other confirmatory test using urine has been approved by the FDA to date. The Company believes that absence of an FDA-approved confirmatory test for urine poses a significant disadvantage to urine testing because a patient who receives an initial positive screening result must return to give a second, blood-based sample for confirmatory testing. The Company also believes that urine collection can be difficult, inconvenient and potentially embarrassing for the patient, and that privacy and chain-of-custody issues are further impediments to routine use of urine-based HIV tests.

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

         In February 1995, Epitope Medical Products submitted a 510(k) Notice for use of EpiScreen for cocaine testing. The submission is currently undergoing FDA review. See "Epitope Medical Products--Products Under Development--EpiScreen/OraSure." In the meantime, the FDA has advised Epitope Medical Products that EpiScreen may be used for cocaine testing for the purposes of life insurance risk assessment.

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

                                    Agritope

         Historically, Agritope has focused on the development and commercialization of novel agricultural products using plant genetic engineering and other modern methods. Through its acquisition of A&W and its majority ownership of Vinifera, Agritope is positioned as a vertically integrated agribusiness with the production, distribution and marketing infrastructure necessary to realize better the value of its proprietary technology. Agritope's products now include a broad range of fruits, vegetables and plants produced using technologically advanced farming and plant propagation techniques designed to incorporate advances in biotechnology, plant breeding, and crop production.

         Agritope consists of three major units: Agritope Research and Development, A&W, and Vinifera. Agritope Research and Development contributes biotechnology and product development efforts to A&W and Vinifera as well as to its other business partners. Through A&W, Agritope produces, markets, distributes and sells a wide variety of fruits and vegetables throughout North America. Through Vinifera, Agritope believes that it offers one of the most technically advanced grapevine plant propagation and disease screening and elimination programs available to the worldwide wine and table grape production industry.

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

         Ripening Control. The fresh produce industry is based largely upon rapid harvesting, processing and distribution of fruits and vegetables in order to prevent spoilage and ensure the arrival of product at retail outlets in acceptable condition for consumer purchase and use. The postharvest period for most fruits and vegetables is one of continuous ripening and senescence, as evidenced by rapid changes in color, texture, flavor, nutrient content, and other quality attributes. Product losses due to perishability during harvesting, processing, packing, shipping and distribution can reach substantial portions of overall crop yield. Growers frequently incur losses resulting from the abandonment of crops in the field or having shipments refused by receivers because the produce is overripe. In addition, wholesalers and retailers may be forced either to discard or sell overripe produce at reduced prices and consumers often must use produce shortly after purchase to avoid spoilage. Studies published in the United States Department of Agriculture ("USDA") Marketing Research Report have estimated postharvest losses of 30 percent and 40 percent, respectively, for strawberries shipped from Florida to the Chicago and New York markets. In the U.S. fruit and vegetable markets, postharvest losses are estimated to amount to several billion dollars annually.

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

         Agritope's ripening control technology is protected by a U.S. patent covering the use of any gene that encodes S-adenosylmethionine hydrolase (the enzyme expressed by the SAMase gene) in any plant species. In addition to the patent on the SAMase gene, utility claims have been allowed on the promoter/gene combination used by Agritope in applications currently under development as well as potential applications in all other fruit-bearing plants. In the area of regulated ripening control, Agritope has additional U.S. and foreign patents pending. In addition, Agritope has U.S. and foreign patent applications pending in related areas. See "Epitope, Inc.--Patents and Proprietary Information."

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

         Agritope  provides  genetic   engineering   technology  and  regulatory
expertise, has responsibility for managing the joint venture, and owns a two-thirds equity ownership interest in STA. Sunseeds provides elite tomato germplasm and breeding expertise in the development of transgenic varieties. A&W contributes testing and production acreage and will oversee the production and wholesale distribution of fresh tomatoes to the fresh produce industry.

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

         In a collaboration with Sweetbriar Development, Inc. ("Sweetbriar"), the largest fresh raspberry producer in the U.S., Agritope has engineered several of Sweetbriar's proprietary commercial raspberry varieties to contain the SAMase gene. Initial field trials of transgenic raspberries are currently underway at Sweetbriar facilities in California and Agritope facilities in Woodburn, Oregon. Agritope has already demonstrated the ability to reduce ethylene synthesis in the fruit. Successful development of a commercial transgenic raspberry will require further demonstration of improved shelf life as well as additional field trials to obtain the appropriate regulatory clearances. If these conditions are met, Sweetbriar would produce the new raspberries for distribution and marketing by Driscoll Strawberry Associates, the largest distributor of fresh raspberries and strawberries in the U.S. Agritope would receive royalties on wholesale product sales.

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

         The Company acquired A&W pursuant to an Acquisition and Merger Agreement with A&W and its shareholders, under which a subsidiary of the Company was merged into A&W. The Company issued 520,000 shares of common stock of Epitope, Inc., in exchange for all the outstanding common stock of A&W. A&W also repaid certain loans due to its shareholders. The acquisition was accounted for as a pooling of interests and qualifies as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

         Vinifera is headquartered in Napa, California, with facilities in Woodburn, Oregon, and Petaluma, California. Its library of grape plants includes 32 different phylloxera-resistant types of rootstock, 88 different wine varietal clones, and ten different table grape varietal clones. In addition, several French and Italian varietals are currently passing through quarantine and, when released, will be available to the U.S. market exclusively through Vinifera. Vinifera believes that this collection of different grapevine clones is one of the largest in the world. Vinifera's U.S. customer base consists of over 80 vineyards in California, Washington and Oregon. In 1995, Vinifera established a joint venture in Argentina (Vinifera Sudamericana S.A.) to begin the propagation of plant material in that country. The first vines produced are expected to be sold in 1997. Vinifera is currently in the process of establishing similar ventures in other countries with large grape and wine production industries.

         Vinifera was formed in 1993 as a wholly owned subsidiary of Agritope, Inc. In June 1995, Agritope, Inc. agreed to sell its equity interest in Vinifera to VF Holdings, Inc., an affiliate of a Swiss investment group. The purchaser subsequently failed to make scheduled payments of the purchase price. As part of a settlement of claims based on the purchaser's default, the purchaser retained a four percent minority interest in Vinifera and relinquished the majority interest to Agritope, Inc. in August 1996.

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

         In May 1992, the FDA announced its policy on foods developed through genetic engineering (the "FDA Policy"). The FDA Policy provides that the FDA will apply the same regulatory standards to foods developed through genetic engineering as applied to foods developed through traditional plant breeding. Under the FDA Policy, the FDA will not ordinarily require premarket review of genetically engineered plant varieties of traditional foods unless their characteristics raise significant safety questions, such as elevated levels of toxicants or the presence of allergens, or they are deemed to contain a food additive.

         In March 1996, the FDA announced its determination, based on its review of food safety data submitted by Agritope, that its prototype variety of ripening controlled cherry tomato expressing the SAMase gene has not been significantly altered with respect to food safety or nutritive value when compared to conventional tomatoes.

         The FDA has also issued a food additive regulation permitting the use of the kanr selectable marker gene, which encodes for the enzyme APH(3')II, in genetically engineering tomatoes, cotton and canola. Agritope tomato products will fall under this regulation. It is uncertain whether additional food additive regulations will need to be issued to cover additional fruit and vegetable products which use the kanr selectable marker gene.

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

         Agritope's complete range of agribusiness and plant biotechnology activities is subject to general FDA food regulations and are, or may be, subject to regulation under various other laws and regulations. These include but are not limited to the Occupational Safety and Health Act, the Toxic Substances Control Act, the National Environmental Policy Act, other federal water, air and environmental quality statutes, import/export control legislation, and other laws. At the present time most states are generally deferring to federal agencies (USDA or EPA) for the approval of genetically engineered plant field trials, although states are provided a review period prior to the issuance of a field trial permit. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing approval, seizure or recall of products, injunction or criminal prosecution.

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

Grants and Contracts

         The Company participates in United States Small Business Innovation Research ("SBIR") programs sponsored by either the Department of Health and Human Services or the Department of Agriculture. The SBIR programs have two phases. Phase I covers a six-month project period and a total award not to exceed $100,000. Phase II covers a two-year project period and a total award not to exceed $750,000. Epitope Medical Products has received funds in the past from the National Institute of Allergy and Infectious Diseases for work in developing a rapid test to detect HIV antibodies in oral fluid specimens and from the National Cancer Institute to fund research for the treatment of cancer by exploiting a deficiency of certain compounds in cancer cells.

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

Patents and Proprietary Information

         Epitope Medical Products has obtained patents in the United States and certain foreign countries for the EpiScreen/OraSure and OraQuick devices and certain related technology. Epitope Medical Products has applied for additional patents, both in the United States and in certain foreign countries, on the EpiScreen/OraSure collection device and a number of other technologies and products. In 1995, Agritope received a U.S. patent relating to its ethylene control gene. Agritope has also applied for additional U.S. and foreign patent protection for its ethylene control technology. Agritope's ability to commercialize products depends in part on the ownership or right to use relevant enabling technology as well as the ownership or right to use genes of interest. The Company anticipates filing patent applications for protection on future products and technology. United States patents generally have a maximum term of 20 years from the date an application is filed or 17 years from issuance, whichever is longer.

         Much of the technology developed by the Company, including its proprietary preservative solution, is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, the Company requires its employees and consultants to enter into confidentiality agreements. The Company believes that patent and trade secret protection is important to its business. However, the issuance of a patent or existence of trade secret protection does not in itself ensure the Company's success. Competitors may be able to produce products competing with a patented Company product without infringing on the Company's patent rights. Issuance of a patent in one country generally does not prevent manufacture or sale of the patented product in other countries. The issuance of a patent to the Company or to a licensor is not conclusive as to validity or as to the enforceable scope of the patent. The validity or enforceability of a patent can be challenged by litigation after its issuance, and, if the outcome of such litigation is adverse to the owner of the patent, the owner's rights could be diminished or withdrawn. Trade secret protection does not prevent independent discovery and exploitation of the secret product or technique.

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

         Agritope owns a 15-acre farm which it leases to Vinifera for use in connection with Vinifera's grapevine micropropagation operations. Greenhouse capacity at the farm currently totals 60,000 square feet. Agritope also uses a portion of the Company's office space and research and development facilities in Beaverton, Oregon.

         In addition to leasing Agritope's Oregon farm and greenhouse, Vinifera leases 250,000 square feet of greenhouse space in Petaluma, California under a lease that expires January 31, 2001. The Vinifera California greenhouse is currently in the final stages of being upgraded to provide the capacity necessary to meet anticipated 1997 and 1998 production requirements.

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

         The Company believes that its present facilities are adequate to meet current requirements. See Item 1, "Epitope Medical Products--Manufacturing."

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

                                     PART II

         ITEM  5.  Market  for  the   Registrant's   Common  Stock  and  Related
Stockholder Matters.

         The Company's Common Stock is traded on the national market tier of The Nasdaq Stock Market (the "Nasdaq National Market") under the symbol "EPTO." Prior to January 1, 1997, the Common Stock was traded on the American Stock Exchange ("AMEX"). High and low sales prices reported by AMEX or the Nasdaq National Market during the periods indicated are shown below.

Year ended September 30                       1997                         1996                           1995
--------------------------------------------------------------------------------------------------------------

Sales price per share                      High          Low         High         Low           High          Low

First Quarter ......................      $16-3/8      $10-7/8      $18        $  9-1/2        $26          $18-1/2

Second Quarter......................       17-3/8*      10-3/4*      19-1/2      13-7/8         21-7/8       13-5/8

Third Quarter.......................         -            -          22-7/8      15-1/2         18-3/8       13-5/8

Fourth Quarter......................         -            -          16-1/8      11-3/4         18           13-3/4

----------
*  Through February 28, 1997.

         On February 28, 1997, there were 1,074 holders of record of the Common Stock, and the closing price of the Common Stock as reported on the Nasdaq National Market was $12-7/8. The Company has never paid any cash dividends, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.

         ITEM 6. Selected Financial Data.

                      Historical Comparative Financial Data
                      (In thousands, except per share data)

         The following table sets forth selected historical consolidated income and balance sheet data of Epitope, Inc. and its subsidiaries; selected historical combined income and balance sheet data of Epitope Medical Products; and selected historical combined income and balance sheet data of Agritope. The balance sheet data at September 30, 1996 and 1995 and the operating results data for the years ended September 30, 1996, 1995, and 1994 have been derived from audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The balance sheet data at September 30, 1994, 1993 and 1992 and operating results data for the years ended September 30, 1993 and 1992 are unaudited, but, in the opinion of management, include all adjustments necessary for fair presentation. Net income (loss) per share for Epitope Medical Products and Agritope is presented on a proforma basis assuming that the distribution of Agritope Common Stock and redesignation of the Common Stock as Epitope Medical Products Common Stock had occurred on October 1, 1991. The following historical financial information has not been restated to give effect to the merger with Andrew and Williamson Sales,

Co. on December 12, 1996. The merger has been accounted for as a pooling of interests. See "Supplemental Comparative Financial Data" below.

Year ended September 30                       1996             1995            1994           1993            1992
Epitope Medical Products
Combined operating results
Revenues..................................$  5,594         $  2,856        $  2,605       $  2,759        $  2,985
Operating costs and expenses .............  10,881           14,463           8,890          9,376           8,311
Other income (expense), net ..............   6,027              756             236         (1,276)            221
Net profit (loss) ........................     739          (10,851)         (6,048)        (7,893)         (5,106)
Proforma net profit (loss) per share .....     .06             (.91)           (.60)          (.89)           (.59)
Proforma shares used in per share
calculations .............................  13,440           11,886          10,050          8,828           8,628
Combined balance sheet data
Working capital ..........................$ 20,366        $  15,449       $  13,474       $  7,029        $  5,255
Total assets .............................  24,350           21,831          17,183         10,381           7,954
Accumulated deficit ...................... (41,705)         (42,444)        (31,593)       (25,545)        (17,652)
Group equity .............................  22,532           18,035          15,661          9,280           7,178

Agritope
Combined operating results
Revenues .................................$    585         $  2,110         $ 2,213       $    524         $    58
Operating costs and expenses .............   2,821            9,920          11,703          7,331           2,790
Other income (expense), net ..............      97              166             (94)           (29)             72
Net loss .................................  (2,139)          (7,645)         (9,584)        (6,836)         (2,660)
Proforma net loss per share ..............    (.34)           (1.29)          (1.91)         (1.55)           (.62)
Proforma shares used in per share
calculations .............................   6,331            5,943           5,025          4,414           4,314
Combined balance sheet data
Working capital ..........................$  1,264         $  5,082         $ 3,710        $ 1,673         $ 4,368
Total assets .............................  10,097            8,303           7,372          3,764           6,177
Long-term debt ...........................       -               22              38             57               -
Convertible notes, due 1997 ..............   3,620            3,620           4,070          4,630           5,495
Accumulated deficit ...................... (31,280)         (29,141)        (21,497)       (11,912)         (5,076)
Group equity (deficit) ...................   5,435            4,312           2,810         (1,310)            482

Epitope, Inc. and Subsidiaries
Consolidated operating results
Revenues ................................. $ 6,179         $  4,965        $  4,819       $  3,283        $  3,043
Operating costs and expenses .............  13,702           24,383          20,593         16,707          11,102
Other income (expense), net ..............   6,123              922             141         (1,305)            293
Net loss .................................  (1,400)         (18,496)        (15,633)       (14,729)         (7,765)
Net loss per share .......................    (.11)           (1.56)          (1.56)         (1.67)           (.90)
Shares used in per share calculations ....  12,661           11,886          10,050          8,828           8,628
Consolidated balance sheet data
Working capital ..........................$ 21,630         $ 20,532        $ 17,184       $  8,703        $  9,623
Total assets .............................  34,447           30,134          24,555         14,145          14,130
Long-term debt ...........................       -               22              38             57               -
Convertible notes, due 1997 ..............   3,620            3,620           4,070          4,630           5,495
Accumulated deficit ...................... (72,985)         (71,585)        (53,090)       (37,457)        (22,728)
Shareholders' equity .....................  27,967           22,347          18,470          7,970           7,660

                     Supplemental Comparative Financial Data
                      (In thousands, except per share data)

         The following table sets forth selected supplemental consolidated income and balance sheet data of Epitope, Inc. and its subsidiaries; selected supplemental combined income and balance sheet data of Epitope Medical Products; and selected supplemental combined income and balance sheet data of Agritope. The balance sheet data at September 30, 1996 and 1995 and the operating results data for the years ended September 30, 1996, 1995, and 1994 have been derived from audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The balance sheet data at September 30, 1994, 1993 and 1992 and operating results data for the years ended September 30, 1993 and 1992 are unaudited, but, in the opinion of management, include all adjustments necessary for fair presentation. Net income (loss) per share for Epitope Medical Products and Agritope is presented on a proforma basis assuming that the distribution of Agritope Common Stock and redesignation of the Common Stock as Epitope Medical Products Common Stock had occurred on October 1, 1991. The following supplemental financial information has been restated to give effect to the merger with Andrew and Williamson Sales, Co. on December 12, 1996. The merger has been accounted for as a pooling of interests.

Year ended September 30                         1996           1995            1994           1993            1992
Epitope Medical Products
Combined operating results
Revenues .................................  $  5,594       $  2,856        $  2,605       $  2,759        $  2,985
Operating costs and expenses .............    10,881         14,463           8,890          9,376           8,311
Other income (expense), net ..............     6,027            756             236         (1,276)            221
Net profit (loss) ........................       739        (10,851)         (6,048)        (7,893)         (5,106)
Proforma net profit (loss) per share .....       .05           (.87)           (.57)          (.84)           (.56)
Proforma shares used in per share
  calculations ...........................    13,960         12,406          10,570          9,348           9,148
Combined balance sheet data
Working capital ..........................  $ 20,366      $  15,449       $  13,474       $  7,029        $  5,255
Total assets .............................    24,350         21,831          17,183         10,381           7,954
Accumulated deficit ......................   (41,705)       (42,444)        (31,593)       (25,545)        (17,652)
Group equity .............................    22,532         18,035          15,661          9,280           7,178

Agritope
Combined operating results
Revenues .................................  $ 63,057       $ 54,289        $ 62,918       $ 39,796         $30,348
Operating costs and expenses .............    63,390         62,059          71,024         45,503          32,745
Other expense, net .......................      (671)          (252)           (444)          (184)            (76)
Net loss .................................    (1,004)        (8,022)         (8,550)        (5,891)         (2,473)
Proforma net loss per share ..............      (.15)         (1.29)          (1.62)         (1.26)           (.54)
Proforma dividends per share .............       .20            .05             .10            .15             .03
Proforma shares used in per share
  calculations ...........................     6,591          6,203           5,285          4,674           4,574
Combined balance sheet data
Working capital ..........................  $    754       $  5,765         $ 5,185        $ 2,553         $ 4,845
Total assets .............................    20,861         15,597          11,500          9,554          10,103
Long-term debt ...........................       528          1,648           1,714          1,648           1,080
Convertible notes, due 1997 ..............     3,620          3,620           4,070          4,630           5,495
Accumulated deficit ......................   (30,585)       (28,255)        (19,900)       (10,809)         (4,219)
Group equity (deficit) ...................     6,152          5,219           4,429           (186)          1,360

Epitope, Inc. and Subsidiaries
Consolidated operating results
Revenues .................................   $68,650       $ 57,144        $ 65,523       $ 42,554        $ 33,333
Operating costs and expenses .............    74,271         76,522          79,913         54,878          41,057
Other income (expense), net ..............     5,356            504            (208)        (1,460)            145
Net loss .................................      (265)       (18,874)        (14,598)       (13,784)         (7,578)
Net loss per share .......................      (.02)         (1.52)          (1.38)         (1.47)           (.83)
Dividends per share ......................       .10            .03             .05            .07             .02
Shares used in per share calculations ....    13,181         12,406          10,570          9,348           9,148
Consolidated balance sheet data
Working capital ..........................  $ 21,120       $ 21,214        $ 18,659       $  9,583        $ 10,100
Total assets .............................    45,211         37,427          28,682         19,935          18,056
Long-term debt ...........................       528          1,648           1,714          1,648           1,080
Convertible notes, due 1997 ..............     3,620          3,620           4,070          4,630           5,495
Accumulated deficit ......................   (72,290)       (70,700)        (51,492)       (36,354)        (21,871)
Shareholders' equity .....................    28,684         23,254          20,089          9,095           8,539

         ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations and financial condition should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Note Regarding Forward-Looking Statements" on page 34 for additional factors relating to such statements.

At the 1997 annual meeting, shareholders will vote on a proposal to create two new classes of common stock, one that will track the performance of the Company's agricultural operations and one that will track the performance of the Company's medical products business. The accompanying consolidated financial statements have been prepared to reflect the operating results and financial condition of the Company and its subsidiaries. In addition, combined proforma financial statements have been prepared to reflect, on a separate basis, assuming shareholder approval of the proposal, the operating results and financial condition of the two business groups.

Under the proposed plan, a new class of common stock called Agritope Common Stock will be distributed to Epitope shareholders in the ratio of one-half share of Agritope stock for each outstanding share of existing common stock. In addition, Epitope shareholders will retain their existing common stock which will be redesignated as Epitope Medical Products Common Stock on a share-for-share basis. The approval of the distribution will not result in any transfer of assets or liabilities of the Company. The Company and its subsidiaries will continue to hold title to all its assets and be responsible for all its liabilities. Holders of the Epitope Medical Products and Agritope common stock will have no specific claim against the assets attributed for financial statement presentation purposes to the group whose performance is associated with the class of stock they hold. Liabilities or contingencies of either group that affect the Company's resources or financial condition could affect the financial condition or results of operations of both groups.

The combined operating statements include the cost of certain corporate overhead services which are provided on a centralized basis for the benefit of both groups (Shared Services). Such expenses have been allocated to each group using activity indicators which, in the opinion of management, represent a reasonable measure of the respective group's utilization of or benefit from such Shared Services. Interest earned on investments has been allocated to each group in direct proportion to the allocation of Shared Services. See Note 2 to Historical Financial Statements.

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

                         Historical Financial Statements

                            Epitope Medical Products

Results of Operations

Revenues. The table below shows the percentage of Epitope Medical Products' total revenue contributed by each of its principal products and by grants and contracts.


Fiscal Year                                                        1996              1995            1994
Percentage of Revenues from:
Oral Specimen Collection Devices. . .                               59%               34%             34%
HIV Confirmatory Tests. . . . . . . . .                             28%               64%             65%
Grants and Contracts. . . . . . . . . . .                           13%                2%              1%

Epitope Medical Products' product sales increased 73 percent in 1996, to $4.9 million, and 9 percent in 1995 as a result of expanded sales volume of its lead product, the EpiScreen/OraSure oral specimen collection device. Approximately 39 percent of 1996 sales were attributable to shipments in the fourth quarter. Grant and contract revenues amounted to $729,000 in 1996 due to funding of research projects by the group's marketing partner, SmithKline Beecham plc (SB).

The oral specimen collection device, which is sold by the Company under the trade name EpiScreen(TM) and by SB under the trade name OraSure(R), accounted for revenues of $3.3 million in 1996, as compared to $981,000 in 1995, and $833,000 in 1994. The significant increase in 1996 sales resulted from increased sales volume following the June FDA clearance of the OraSure Western blot HIV confirmatory test. For the quarter ended December 31, 1996, sales of EpiScreen/OraSure amounted to $1.9 million, primarily due to increased sales volumes to the insurance testing market. The Company believes that at least 12 U.S. insurance companies currently use EpiScreen for underwriting risk analyses, including three firms in the top 20 life underwriters, and it believes that additional companies plan to commence use of EpiScreen in fiscal 1997. The Company believes that such adoptions of EpiScreen will result in increased sales, but it does not know the magnitude of such increases.

Epitope Medical Products' Western blot HIV confirmatory test produced sales revenues of $1.5 million for 1996, 15 percent below prior year levels. Reduced sales to international markets accounted for the decline. In 1995, on the strength of increased market share in the U.S., confirmatory tests produced revenues of $1.8 million, representing a 7 percent increase over the prior fiscal year.

As of September 30, 1996, Epitope Medical Products had firm orders totaling $1.8 million and $450,000, respectively, for delivery within 90 days of oral specimen collection devices and HIV confirmatory tests, as compared to $488,000 and $329,000, respectively, of firm orders for delivery within 90 days as of September 30, 1995.

Gross Margins. Gross margins on product sales improved to 44.9 percent of sales in 1996 as a result of increased sales volume of EpiScreen/Orasure devices. Margins on EpiScreen/OraSure sales were negative in 1995 and 1994. For the fourth quarter of fiscal 1996, gross margins for product sales were 53 percent. The Company expects gross margins to increase if EpiScreen/OraSure sales volumes increase.

Research and Development Expenses. Research and development expenses declined 31 percent to $3.2 million in 1996 as a result of cost reductions associated with the Company's September 1995 restructuring program as well as lower levels of clinical trials activity. Research and development expenses increased from $3.7 million in 1994 to $4.6 million in 1995. The increase resulted primarily from increased research projects and clinical trial activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined 25 percent to $5.0 million in 1996 primarily due to cost reductions implemented in the Company's restructuring program. Selling, general and administrative expenses increased by $3.6 million to $6.7 million in 1995 as a result of increased sales and marketing expenses associated with product launch following the December 1994 FDA approval of the
EpiScreen/OraSure device for use in HIV screening. Selling, general and administrative expenses for 1995 included approximately $607,000 for severance payments and other costs associated with implementing the restructuring program. Selling, general and administrative expenses also included $3.0 million, $3.6 million and $1.9 million for the allocation of Shared Services in 1996, 1995 and 1994, respectively.

Other Income (Expense), Net. Other income for 1996 included a $5.0 million license fee and $200,000 interest income earned from SB as a result of FDA approval of an extension of dating for the EpiScreen/OraSure device. Interest income increased from $236,000 in 1994 to $756,000 in 1995 due to an increase in funds available for investment.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities allocated to Epitope Medical Products as of year-end totaled $19.6 million in 1996 and $17.1 million in 1995. At September 30, 1996, Epitope Medical Products had working capital of $20.4 million, as compared to $15.4 million at September 30, 1995.

Cash flows from operating activities increased significantly in 1996 due to the receipt of a non-recurring $5 million licensing fee from SB, as well as improved operating results from product sales and research contracts. Fluctuations in working capital components were primarily the result of timing differences. The Company invests its excess cash in marketable securities, and liquidates these securities as cash is needed. 1995 additions to property and equipment reflected investments to expand manufacturing and administrative facilities.

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

Epitope Medical Products may also receive funds from or transfer funds to Agritope. Such transfers will be either considered as borrowings or as an increase or decrease in an Inter-Group Interest as determined by the Board of Directors, who will also determine the amount of compensatory charges for such transfers, if any.

                         Historical Financial Statements

                                    Agritope

Results of Operations

Revenues. The table below shows the percentage of Agritope's total revenue contributed by each of its principal products and by grants and contracts:

Fiscal Year                                                      1996                   1995              1994
Percentage of Revenues from:
Grape Plants.........................................               --%                    4%                  1%
Packaged Fresh Flowers...............................               --%                   91%                 97%
Grants and Contracts.................................              100%                    5%                  2%

Revenues declined from $2.1 million in 1995 to $585,000 in 1996. Revenues for 1994 were $2.2 million. Revenues in 1995 and 1994 included product sales of $2.0 and $2.2 million, respectively, from Agritope's unprofitable wholesale fresh flower packaging and distribution operations (Agrimax) which were divested in the third quarter of fiscal 1995. A grant from the U.S. Department of Agriculture and grants from strategic partners accounted for the increase of grant and contract revenues from $94,000 in 1995 to $585,000 in 1996.

Research and Development Expenses. Research and development expenses in 1996, 1995 and 1994 totaled $1.3 million, $2.2 million and $2.4 million, respectively.
The decrease from 1995 to 1996 resulted from the divestiture of two Agritope business units. See Note 3 to Historical Financial Statements.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative  expenses in 1996, 1995, and 1994 were $1.5 million, $4.5 million and $4.8 million, respectively. Costs in 1995 and 1994 included $2.8 million and
$4.1 million, respectively, of costs incurred in Agritope's Agrimax and Vinifera business units, which were divested in 1995. Selling, general and administrative expenses include $1.1 million,  $1.9 million and $1.7 million for the allocation of Shared Services in 1996, 1995 and 1994, respectively. The amount of allocated
Shared Services  decreased in 1996 as a result of the disposition of Agrimax and
Vinifera.  With the  reacquisition  of  Vinifera in August  1996,  the amount of allocated  Shared  Services  is  expected  to  increase  slightly  in  1997  and subsequent years.

Other Income (Expense),  Net. Interest income increased from $217,000 in 1994 to
$408,000 in 1995 due to an increase in funds available for investment.

Liquidity and Capital Resources

Cash allocated to Agritope totaled $4.9 million at September 30, 1996 and $4.2 million at September 30, 1995. At September 30, 1996, Agritope had working capital of $1.3 million, as compared to $5.1 million at September 30, 1995. The decrease in working capital was principally attributable to the reclassification to current liabilities of $3.6 million of convertible notes which are due June
30, 1997. In November 1996, the Company accepted an offer from a representative of the holders of $3.4 million principal amount of such notes to convert them into 250,367 shares of common stock of the Company at a reduced conversion price of $13.50 per share. Accordingly, the Company will recognize a charge of approximately $1.2 million representing the conversion expense in the first quarter of fiscal year 1997. See Note 13 to Historical Financial Statements.

Cash flows from operating activities improved  significantly in 1996 largely due to the  divestiture  of Agrimax and Vinifera.  Fluctuations  in working  capital components  were  primarily  the  result of  timing  differences.  Additions  to property and equipment  decreased in 1995  primarily due to the  divestiture  of
Agrimax  and  Vinifera  and  increased  in  1996 as a  result  of  expansion  of
greenhouse   capacity  at  Vinifera,   which  was  reacquired  in  August  1996.
Expenditures for patents and proprietary  technology increased in 1996 primarily related to the Company's ethylene control technology.






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

Agritope  may also  receive  funds from or  transfer  funds to  Epitope  Medical
Products. Such transfers will be either considered as borrowings or as an increase or decrease in an Inter-Group Interest as determined by the Board of Directors, who will also determine the amount of compensatory charges for such transfers, if any.

Agritope's investments include the book value of the investment in two affiliates. Agritope holds an equity interest of approximately 9 percent in UAF, Limited Partnership, a fresh flower distributor in Tampa, Florida and a 19.5 percent interest in Petals USA, Inc., which operates a similar business in St.
Paul, Minnesota. These equity interests were obtained in connection with the divestiture of Agrimax. Recent events have caused the Company to determine that the value of such investments has been permanently impaired. Accordingly, the Company anticipates a non-cash charge to results of operations of approximately
$1.9 million in the first quarter of fiscal 1997. See Notes 3 and 13 to Historical Financial Statements.

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

Net losses for 1996, 1995 and 1994 amounted to $1.4 million, $18.5 million and $15.6 million, respectively. The significant improvement in operating results in 1996 was due to (1) increased sales volumes and improved gross margins for Epitope Medical Products' EpiScreen/OraSure oral specimen collection device, (2)
a $5.2 million fee and accrued interest from SB to Epitope Medical Products, (3) cost reductions realized as a result of a September 1995 restructuring program, and (4) reduced operating losses as a result of divestiture of Agrimax and Vinifera.

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

In the financial statements, cash equal to 20 percent of the Company's cash, cash equivalents and marketable securities has been allocated to Agritope.
Historically, cash was transferred to the Agritope operations in the form of intercompany loans. For the purpose of preparing the separate statements of Epitope Medical Products and





Agritope, such transfers and intercompany balances have been reflected as equity investments in Agritope. If the creation of a second class of common stock is approved, the Company will allocate $7.0 million of total cash to Agritope as contributed capital.

Cash flows from operating  activities improved  significantly in 1996 due to the receipt of a non-recurring $5 million licensing fee from SB, as well as improved operating  results from product sales and research  contracts.  Fluctuations  in working capital components were primarily the result of timing differences.  The
Company invests its excess cash in marketable  securities,  and liquidates these securities as cash is needed.  Additions to property and equipment  decreased in
1995  primarily  due  to  the  divestiture  of  two  Agritope   business  units.
Expenditures for patents and proprietary  technology increased in 1996 primarily related to the Company's ethylene control technology.

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

The Company anticipates that it will continue to need funds to support ongoing research and development projects as well as to provide additional manufacturing capacity and related increases in working capital. The Company intends to utilize cash reserves, cash generated from sales of products and research funding from SB and other strategic partners to provide the necessary funds. The
Company may also receive additional funds from the sale of equity securities or the exercise of outstanding stock options and warrants. The Company believes that it has sufficient capital resources to fund operations and capital expenditures for at least the next two years based on currently expected future cash requirements, although no assurance to that effect can be given.








                        Supplemental Financial Statements

                            Epitope Medical Products

The only modification to the Historical  Financial Statements of Epitope Medical
Products appearing in the Supplemental  Financial  Statements are those required to reflect  the  issuance  of 520,000  shares of common  stock of the Company in connection with the merger with A&W. The Supplemental  Financial  Statements are presented  as if the shares were  outstanding  on the first day of the  earliest
period  presented.   See  "Historical  Financial   Statements--Epitope   Medical
Products."

                        Supplemental Financial Statements

                                    Agritope
    (merged with Andrew and Williamson Sales, Co. in a pooling of interests)

Results of Operations

Revenues. The table below shows the percentage of Agritope's total revenue contributed by each of its principal products and by grants and contracts:


Fiscal Year                                                    1996                 1995                1994
Percentage of Revenues from:
Fresh or Frozen Produce..............................               99%                 96%                 97%
Packaged Fresh Flowers...............................               --%                  4%                  3%
Grants and Contracts.................................                1%                 --%                 --%

Revenues increased to $63.1 million in 1996 as compared to $54.3 million in 1995 and $62.9 in 1994, primarily attributable to produce sales of A&W. Produce sales increased 20 percent in 1996 due to increased sales volume of vine ripe tomatoes, peppers and strawberries. For 1995, produce sales declined as compared to 1994 as a result of scaling back volume of vine ripe tomatoes, coupled with the loss of one contract grower. Revenues in 1995 and 1994 also included packaged fresh flower sales of $2.0 and $2.2 million, respectively, from Agritope's unprofitable wholesale fresh flower packaging and distribution operations (Agrimax) which were divested in the third quarter of fiscal 1995. A grant from the U.S. Department of Agriculture and grants from strategic partners accounted for the increase of grant and contract revenues from $94,000 in 1995 to $585,000 in 1996.

Gross Profits. Gross profits in 1995 and 1994 were adversely affected by negative margins of $1.2 million and $2.4 million, respectively, experienced by Agritope's former fresh flower packaging operations. A&W realized gross profit margins of 8 percent, 6 percent, and 8 percent in 1996, 1995, and 1994, respectively. Gross profits for A&W in 1995 declined by $1.8 million, primarily due to reduced sales volume as well as a tomato crop failure experienced by one of A&W's contract growers. A&W gross profits were adversely affected by charges for costs in excess of the estimated market value of growing crops of $1.8 million, $2.5 million and $2.1 million for 1996, 1995 and 1994, respectively, representing 3 percent, 5 percent, and 3 percent of A&W sales, respectively. Such losses arose primarily from crop failures due to disease or weather conditions. A&W attempts to mitigate the risk of such losses by (1) using contract growers who assume the primary risk of loss, (2) closely monitoring crops in the field, (3) providing technical assistance to growers, (4) spreading its risk over a variety of crops grown at various times throughout the year, (5) establishing limitations on advances for growing crops to a given grower, based on past performance and current financial condition, and (6) diversifying its risk by using a number of different growers located in different geographical locations. However, it is difficult to completely mitigate such risks and the Company expects to incur such losses in the future.

Research and Development Expenses. Research and development expenses in 1996, 1995 and 1994 totaled $1.3 million, $2.2 million and $2.4 million, respectively. The decrease from 1995 to 1996 resulted from the divestiture of the Agrimax and Vinifera business units. See Note 3 to Supplemental Financial Statements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1996, 1995 and 1994 were $4.8 million, $7.5 million and $8.3 million, respectively. Costs in 1995 and 1994 included $2.8 million and $4.1 million, respectively, of costs incurred at Agritope's Agrimax and Vinifera business units, which were divested in 1995. Selling, general and administrative expenses include $1.1 million, $1.9 million and $1.7 million for the allocation of Shared Services in 1996, 1995 and 1994, respectively. The amount of allocated Shared Services decreased in 1996 as a result of the disposition of Agrimax and Vinifera. With the reacquisition of Vinifera in August 1996, the amount of allocated Shared Services is expected to increase slightly in 1997 and subsequent years. The Company does not expect to allocate significant Shared Services costs to A&W in 1997 since A&W currently performs many of these services on a stand alone basis.

Other Income (Expense), Net. Interest income increased from $217,000 in 1994 to $408,000 in 1995 due to an increase in funds available for investment. Interest expense in 1996 increased primarily due to an increase in borrowings under the A&W bank credit line.

Liquidity and Capital Resources

Cash allocated to Agritope totaled $4.9 million at September 30, 1996 and $4.2 million at September 30, 1995. At September 30, 1996, Agritope had working capital of $0.8 million, as compared to $5.8 million at September 30, 1995. The decrease in working capital was principally attributable to the reclassifications to current liabilities of $3.6 million of convertible notes which are due June 30, 1997, and $2.2 million of subordinated notes which A&W repaid in fiscal 1997. In November 1996, the Company entered into an agreement with holders of $3.4 million of convertible notes to convert them into 250,367 shares of common stock of the Company at a reduced conversion price of $13.50 per share. Accordingly, the Company will recognize a charge of approximately $1.2 million representing the conversion expense in the first quarter of fiscal 1997. See Note 13 to Supplemental Financial Statements.

Cash flows from operating activities improved significantly in 1996 largely due to the divestiture of Agrimax and Vinifera. Fluctuations in working capital components were primarily the result of timing differences and, in 1995, lower sales volume at A&W. Additions to property and equipment decreased in 1995 primarily due to the divestiture of Agrimax and Vinifera and increased in 1996 as a result of expansion of greenhouse capacity at Vinifera, which was reacquired in August 1996. Expenditures for patents and proprietary technology increased in 1996 primarily related to the Company's ethylene control technology.

Proceeds from the issuance of equity securities of the Company and A&W bank borrowings, augmented by funding from strategic partners and other research grants, have represented the primary sources of funds for meeting Agritope's requirements for operations, working capital and business expansion.

Agritope expects to continue to require funds to support its operations and research activities. Agritope intends to utilize bank borrowings, cash reserves, cash generated from sales of products and research funding from strategic partners and other research grants to provide the necessary funds. Agritope may also receive additional funds from the sale of equity securities or the exercise of outstanding stock options and warrants.

Agritope may also receive funds from or transfer funds to Epitope Medical Products. Such transfers will be either considered as borrowings or as an increase or decrease in Inter-Group Interest as determined by the Board of Directors who will also determine the amount of compensatory charges for such transfers, if any.

Agritope's investments include the book value of the investment in two affiliates. Agritope holds an equity interest of approximately 9 percent in UAF, Limited Partnership, a fresh flower distributor in Tampa, Florida and a 19.5 percent interest in Petals USA, Inc., which operates a similar business in St. Paul, Minnesota. These equity interests were obtained in connection with divestiture of Agrimax's fresh flower distribution business. Recent events have caused the Company to determine that the value of such investments has been permanently impaired. Accordingly, the Company anticipates a non-cash charge to results of operations of approximately $1.9 million in the first quarter of fiscal 1997. See Notes 3 and 13 to Supplemental Financial Statements.

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

Net losses for 1996, 1995 and 1994 amounted to $0.3 million, $18.9 million and $14.6 million, respectively. The significant improvement in operating results in 1996 was due to (1) increased sales volumes and improved gross margins for Epitope Medical Products' EpiScreen/OraSure oral specimen collection device, (2) a $5.2 million fee and accrued interest from SB to Epitope Medical Products, (3) cost reductions realized as a result of a September 1995 restructuring program,
(4) reduced operating losses as a result of divestiture of Agrimax and Vinifera and (5) operating profits from A&W. The Company incurred expenses of $4.1 million, $5.5 million and $3.6 million in 1996, 1995 and 1994, respectively, to provide Shared Services to Epitope Medical Products and Agritope. The decrease in such costs in 1996 represented costs savings realized from the restructuring program implemented in September 1995. Such costs increased in 1995 over 1994 levels as the Company increased its infrastructure to respond to current growth and anticipated levels of activity for both groups. See Note 2 to Supplemental Financial Statements.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities on hand as of September 30, 1996 and 1995 totaled $24.5 million and $21.3 million. At September 30, 1996, the Company had working capital of $21.1 million, as compared to $21.2 million at September 30, 1995.

In the financial statements, cash equal to 20 percent of the Company's cash, cash equivalents and marketable securities has been allocated to Agritope. Historically, cash was transferred to the Agritope operations in the form of intercompany loans. For the purpose of preparing the separate statements of Epitope Medical Products and Agritope, such transfers and intercompany balances have been reflected as equity investments in Agritope. If the creation of a second class of common stock is approved, the Company will allocate $7.0 million of total cash to Agritope as contributed capital.

Cash flows from operating activities improved significantly in 1996 due to the receipt of a non-recurring $5 million licensing fee from SB, as well as improved operating results from product sales and research contracts. Fluctuations in working capital components were primarily the result of timing differences and, in 1995, lower sales volume at A&W. The company invests its excess cash in marketable securities, and liquidates these securities as cash is needed. Additions to property and equipment decreased in 1995 primarily due to the divestiture of Agrimax and Vinifera. Expenditures for patents and proprietary technology increased in 1996 primarily related to the Company's ethylene control technology.

Proceeds from the issuance of equity securities of the Company and A&W bank borrowings, augmented by funding from strategic partners and other research grants, have represented the primary sources of funds for meeting the Company's requirements for operations, working capital and business expansion. During 1996, the Company received proceeds of $5.9 million from the exercise of warrants and options to purchase common stock, as compared to $21.1 million in 1995.

The Company anticipates that it will continue to need funds to support ongoing research and development projects as well as to provide additional manufacturing capacity and related increases in working capital. The Company intends to utilize cash reserves, cash generated from sales of products and research funding from SB and other strategic partners to provide the necessary funds. The Company may also receive additional funds from the sale of equity securities or the exercise of outstanding stock options and warrants. The Company believes that it has sufficient capital resources to fund operations and capital expenditures for at least the next two years based on currently expected future cash requirements, although no assurance to that effect can be given.


                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Annual Report on Form 10-K, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors with respect to the Company include unexpected interruption of supply or manufacturing operations, changes in marketing partners' and customers' strategy or emphasis, development of competing products, market acceptance of oral testing, changes in insurance industry practices, unexpected delays or changes in the Company's business strategy, adverse growing conditions affecting crops, and other risks and uncertainties described in this Annual Report on Form 10-K. Certain of these factors are discussed in more detail in the Company's Registration Statement on Form S-4 (File No. 333-15705), under the caption "Risk Factors" and elsewhere. Given these uncertainties, shareholders are cautioned not to place undue reliance on the forward-looking statements.

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

                                       First          Second            Third           Fourth
Epitope Medical Products             Quarter         Quarter          Quarter          Quarter             Total
Year ended September 30, 1996
Revenues...........................   $1,225          $1,207           $1,107           $2,055           $ 5,594
Operating costs and expenses.......    2,510           2,819            2,507            3,045            10,881
Other income, net..................      224             218            5,345              240             6,027
Net income (loss)..................   (1,061)         (1,394)           3,945             (751)              739
Proforma net income (loss) per share.   (.08)           (.11)             .29             (.06)              .06

Year ended September 30, 1995
Revenues...........................   $  715          $  722           $  873           $  546           $ 2,856
Operating costs and expenses.......    2,679           3,288            3,823            4,673            14,463
Other income, net..................      101             149              277              229               756
Net loss...........................   (1,863)         (2,417)          (2,673)          (3,898)          (10,851)
Proforma net loss per share........     (.17)           (.21)            (.22)            (.31)             (.91)

                                       First          Second            Third           Fourth
Agritope                             Quarter         Quarter          Quarter          Quarter             Total
Year ended September 30, 1996
Revenues............................    $ 87            $263             $165             $ 70            $  585
Operating costs and expenses........     675             690              690              766             2,821
Other income (expense), net.........      (3)              5               79               16                97
Net loss............................    (591)           (423)            (446)            (679)           (2,139)
Proforma net loss per share.........    (.09)           (.07)            (.06)            (.11)             (.34)

Year ended September 30, 1995
Revenues............................  $  419          $  953           $  695          $    43            $2,110
Operating costs and expenses........   2,891           3,433            2,201            1,395             9,920
Other income, net...................      33              65               31               37               166
Net loss............................  (2,439)         (2,415)          (1,475)          (1,316)           (7,645)
Proforma net loss per share.........    (.44)           (.41)            (.24)            (.21)            (1.29)

                                       First          Second            Third           Fourth
Epitope, Inc. and Subsidiaries       Quarter         Quarter          Quarter          Quarter             Total
Year ended September 30, 1996
Revenues............................  $1,311          $1,470           $1,272           $2,126            $6,179
Operating costs and expenses........   3,185           3,510            3,197            3,810            13,702
Other income, net...................     222             223            5,425              253             6,123
Net income (loss)...................  (1,652)         (1,817)           3,500           (1,431)           (1,400)
Net income (loss) per share.........    (.13)           (.14)             .25             (.11)             (.11)

Year ended September 30, 1995
Revenues............................  $1,135          $1,675           $1,569           $  586            $4,965
Operating costs and expenses........   5,571           6,721            6,025            6,066            24,383
Other income, net...................     134             214              308              266               922
Net loss............................  (4,302)         (4,832)          (4,148)          (5,214)          (18,496)
Net loss per share..................    (.39)           (.41)            (.34)            (.42)            (1.56)

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

                                       First          Second            Third           Fourth
Epitope Medical Products             Quarter         Quarter          Quarter          Quarter             Total
Year ended September 30, 1996
Revenues............................  $1,225          $1,207           $1,107           $2,055            $5,594
Operating costs and expenses........   2,510           2,819            2,507            3,045            10,881
Other income, net...................     224             218            5,345              240             6,027
Net income (loss)...................  (1,061)         (1,394)           3,945             (751)              739
Proforma net income (loss) per share.   (.08)           (.11)             .27             (.06)              .05

Year ended September 30, 1995
Revenues............................  $  715          $  722           $  873           $  546           $ 2,856
Operating costs and expenses........   2,679           3,288            3,823            4,673            14,463
Other income net....................     101             149              277              229               756
Net loss............................  (1,863)         (2,417)          (2,673)          (3,898)          (10,851)
Proforma net loss per share.........    (.16)           (.20)            (.21)            (.30)             (.87)

                                       First          Second            Third           Fourth
Agritope                             Quarter         Quarter          Quarter          Quarter             Total
Year ended September 30, 1996
Revenues............................ $12,978         $10,291          $26,658          $13,130           $63,057
Operating costs and expenses........  13,671           9,917           26,323           13,479            63,390
Other expense, net..................    (132)           (189)            (181)            (169)             (671)
Net income (loss)...................    (825)            184              154             (517)           (1,004)
Proforma net income (loss) per share.   (.13)            .03              .02             (.08)             (.15)

Year ended September 30, 1995
Revenues............................ $15,120         $ 9,682          $17,080          $12,407           $54,289
Operating costs and expenses........  18,217          11,499           18,912           13,431            62,059
Other expense, net..................     (78)            (19)             (77)             (78)             (252)
Net loss............................  (3,175)         (1,836)          (1,909)          (1,102)           (8,022)
Proforma net loss per share.........    (.55)           (.30)            (.30)            (.17)            (1.29)

                                       First          Second            Third           Fourth
Epitope, Inc. and Subsidiaries       Quarter         Quarter          Quarter          Quarter             Total
Year ended September 30, 1996
Revenues............................ $14,202         $11,498          $27,765          $15,185           $68,650
Operating costs and expenses........  16,181          12,737           28,830           16,523            74,271
Other income, net...................      93              29            5,165               69             5,356
Net income (loss)...................  (1,886)         (1,210)           4,100           (1,269)             (265)
Net income (loss) per share.........    (.14)           (.09)             .29             (.09)             (.02)

Year ended September 30, 1995
Revenues............................ $15,836         $10,404          $17,954          $12,950           $57,144
Operating costs and expenses........  20,896          14,788           22,736           18,102            76,522
Other income, net...................      22             130              200              152               504
Net loss............................  (5,038)         (4,253)          (4,582)          (5,001)          (18,874)
Net loss per share..................    (.44)           (.35)            (.36)            (.39)            (1.52)

     ITEM 9.       Changes  in  and   Disagreements   with   Accountants  on
                   Accounting and Financial Disclosure.

     None.

                                                     PART III

     ITEM 10.      Directors and Executive Officers of the Registrant.

Directors

     The following table presents the name, age as of February 28, 1997, principal occupation, period of service, and term of office of each director of the Company.

                                                                                                        DIRECTOR
NAME                                      PRINCIPAL OCCUPATION                     AGE                   SINCE
----                                      --------------------                     ---                   -----

Class I (Directors Whose Terms of Office Expire in 1997):

W. Charles Armstrong                      Private Investor                         52                    1989

Adolph J. Ferro, Ph.D.                    President and Chief Executive            54                    1990
                                          Officer of the Company

Roger L. Pringle                          President of The Pringle Company,        56                    1989
                                          a management consulting firm,
                                          Portland, Oregon

Class II (Directors Whose Terms of Office Expire in 1999):

Andrew S. Goldstein                       Senior Vice President of Advanced        48                    1981
                                          Technology Development -
                                          Epitope Medical Products

R. Douglas Norby                          Executive Vice President and Chief       61                    1989
                                          Financial Officer of LSI
                                          Logic Corporation, a designer and
                                          producer of advanced custom
                                          semiconductors,
                                          Milpitas, California

G. Patrick Sheaffer                       Chairman, President and Chief            57                    1983
                                          Executive Officer of Riverview
                                          Savings Bank, Camas, Washington

Class III (Directors Whose Terms of Office Expire in 1998):

Richard K. Donahue                        Vice Chairman of NIKE, Inc., a           69                    1991
                                          sporting goods manufacturer,
                                          Beaverton, Oregon

Margaret H. Jordan                        President and Chief Executive            54                    1995
                                          Officer of Dallas Medical
                                          Resource, a not-for-profit
                                          medical referral firm,
                                          Dallas, Texas






Michael J. Paxton                         Chairman, President and Chief            50                    1995
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

Executive Officers

         The following table presents the names, ages and positions of the Company's executive officers at February 28, 1997:

NAME OF
EXECUTIVE OFFICER                                    AGE               POSITION

Adolph J. Ferro, Ph.D.                               54                President, Chief Executive Officer and
                                                                       Director(1)

Gilbert N. Miller                                    55                Executive Vice President, Chief Financial
                                                                       Officer and Treasurer(1)

John H. Fitchen, M.D.                                51                Senior Vice President and Chief Operating
                                                                       Officer--Epitope Medical Products(1)

Andrew S. Goldstein                                  48                Senior Vice President of Advanced
                                                                       Technology Development--Epitope
                                                                       Medical                   Products, Secretary and
                                                                       Director

Richard K. Bestwick, Ph.D.                           43                Senior Vice President and Chief Operating
                                                                       Officer--Agritope(1)

Joseph A. Bouckaert                                  56                President and Chief Executive Officer--
                                                                       Vinifera, Inc.(1)

Byron A. Allen, Jr.                                  65                Vice President of Corporate
                                                                       Communications(1)

Fred L. Williamson                                   60                President and Chief Executive Officer--
                                                                       Andrew and Williamson Sales, Co.(1)
---------------
(1)  Member of the Company's Business Policy Committee.

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

         Fred L. Williamson has been President of Andrew and Williamson Sales, Co., which produces, markets, distributes and sells a wide variety of fresh fruits and vegetables throughout North America, since 1987. A&W was acquired by the Company in December 1996. Mr. Williamson has been involved in the business of marketing and shipping fresh produce since 1962.

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

--------------------

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

         Renewal Options. Additional nonqualified stock options are also granted to each nonemployee director to purchase 15,000 shares of Epitope Common Stock ("Renewal Options") as of the December 15 prior to the annual meeting of shareholders at which the options most recently granted to the nonemployee director fully vest. Renewal Options vest in three equal annual installments beginning with the second annual meeting of shareholders following the date of grant, subject to acceleration of vesting upon the occurrence of a change in control of the Company. The other terms of Renewal Options are comparable to those of Initial Options, except that Renewal Options do not provide for reload options.

         Agritope Options. Mr. Paxton and Mr. Pringle, as nonemployee directors of Agritope, were each awarded nonqualified options for 50,000 shares of Agritope common stock under the Agritope, Inc. 1992 Stock Award Plan. The options have an exercise price of $5.625 per share, which was equal to 75 percent of the fair market value of Agritope, Inc. common stock on the date of grant, September 14, 1992, based on a good faith determination of fair market value by the Agritope, Inc. board of directors. The options are fully vested. Until Agritope, Inc. ceases to be a wholly owned subsidiary of the Company, shares of Agritope, Inc. common stock received upon exercise of the foregoing options must be exchanged for shares of Epitope Common Stock based on a ratio of
2.433 shares of Agritope, Inc. common stock for each share of Epitope Common Stock. Accordingly, upon exercise of the foregoing options in full, Messrs. Paxton and Pringle would each receive a total of 20,552 shares of Epitope Common Stock, or a corresponding number of shares of Medical Products Stock and Agritope Stock if the Agritope Stock Proposal is approved.

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

                                                              Amount and Nature                Percent
5% Shareholders, Directors and                                    of Beneficial                     of
Officers                                                        Ownership(1)(2)                  Class

Groupe des Assurances Nationales                              1,242,108(3)                        9.1%
61 Rue Monceau
Paris 75008 France

W. Charles Armstrong                                             59,540(4)                           *

Richard K. Bestwick, Ph.D.                                         67,382                            *

Richard K. Donahue                                               57,000(4)                           *

Adolph J. Ferro, Ph.D.                                          496,901(5)                         3.7

John H. Fitchen, M.D.                                           164,461(4)                         1.3

Andrew S. Goldstein                                             427,921(5)                         3.3






Margaret H. Jordan                                                 10,000                            *

Gilbert N. Miller                                               182,961(5)                         1.4

R. Douglas Norby                                                   58,750                            *

Michael J. Paxton                                                  30,552                            *

Roger L. Pringle                                                  114,677                            *

G. Patrick Sheaffer                                                80,000                            *

All directors and executive
  officers as a group
  (15 persons)                                             1,794,545(4)(5)                        12.5


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

         Holders of the warrants included Groupe des Assurances Nationales ("GAN"), which beneficially owns more than 5 percent of the Epitope Common Stock outstanding. As of September 30, 1996, GAN held September 1991 warrants to purchase 80,000 shares of Epitope Common Stock, December 1992 warrants to purchase 270,000 shares of Epitope Common Stock, July 1993 warrants to purchase 195,000 shares of Epitope Common Stock, and August 1993 warrants to purchase 50,000 shares of Epitope Common Stock.

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

         In connection with the acquisition of A&W on December 12, 1996, the Company renegotiated the terms of a $6.5 million line of credit extended to A&W by Wells Fargo Bank, National Association. The line of credit had previously been guaranteed by the four former shareholders of A&W, including Fred L. Williamson, now an executive officer of the Company. Under the renegotiated terms of the line of credit, Epitope, Inc. will guarantee A&W's obligations under the line of credit and the guarantees of the former shareholders will be released. See Note 13 to Historical Financial Statements included in Annex III.

         A&W leases its main distribution facility in San Diego, California, from Fred Andrew and Fred L. Williamson, under a lease agreement expiring August 31, 2001, with an option to extend the lease term for an additional five years. The lease calls for rent payments of $11,000 per month during the initial term. See Item 2, Properties.

                                                      PART IV

         ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)(1) and (a)(2)  Consolidated Financial Statements and Schedules.

Index to Financial Statements
                                                                                                                     Page
                                                                                                                     ----
Historical Financial Statements

Report of Independent Accountants......................................................................................49

Epitope Medical Products
Combined Balance Sheets at September 30, 1996 and 1995.................................................................50
Combined Statements of Operations for years ended September 30, 1996, 1995, and 1994...................................51
Combined Statements of Changes in Group Equity for years ended September 30, 1996, 1995, and 1994......................52
Combined Statements of Cash Flows for years ended September 30, 1996, 1995, and 1994...................................53

Agritope
Combined Balance Sheets at September 30, 1996 and 1995.................................................................54
Combined Statements of Operations for years ended September 30, 1996, 1995, and 1994...................................55
Combined Statements of Changes in Group Equity for years ended September 30, 1996, 1995, and 1994......................56
Combined Statements of Cash Flows for years ended September 30, 1996, 1995, and 1994...................................57

Epitope, Inc. and Subsidiaries
Consolidated Balance Sheets at September 30, 1996 and 1995.............................................................58
Consolidated Statements of Operations for years ended September 30, 1996, 1995, and 1994...............................59
Consolidated Statements of Changes in Shareholders' Equity for years ended September 30, 1996, 1995, and 1994.............................................................................................................60
Consolidated Statements of Cash Flows for years ended September 30, 1996, 1995, and 1994...............................61

Notes to Historical Financial Statements...............................................................................62


Supplemental Financial Statements

Report of Independent Accountants......................................................................................77

Report of Independent Auditors.........................................................................................78

Epitope Medical Products
Combined Balance Sheets at September 30, 1996 and 1995.................................................................79
Combined Statements of Operations for years ended September 30, 1996, 1995, and 1994 ..................................80
Combined Statements of Changes in Group Equity for years ended September 30, 1996, 1995, and 1994......................81
Combined Statements of Cash Flows for years ended September 30, 1996, 1995, and 1994...................................82

Agritope (merged with Andrew and Williamson Sales, Co. in a pooling of interests)
Combined Balance Sheets at September 30, 1996 and 1995.................................................................83
Combined Statements of Operations for years ended September 30, 1996, 1995, and 1994 ..................................84
Combined Statements of Changes in Group Equity for years ended September 30, 1996, 1995, and 1994......................85
Combined Statements of Cash Flows for years ended September 30, 1996, 1995, and 1994...................................86

Epitope, Inc. and Subsidiaries (merged with Andrew and Williamson Sales, Co. in a pooling of interests)
Consolidated Balance Sheets at September 30, 1996 and 1995.............................................................87
Consolidated Statements of Operations for years ended September 30, 1996, 1995, and 1994 ..............................88
Consolidated Statements of Changes in Shareholders' Equity for years ended September 30, 1996, 1995, and 1994.............................................................................................................89
Consolidated Statements of Cash Flows for years ended September 30, 1996, 1995, and 1994...............................90

Notes to Supplemental Financial Statements.............................................................................91

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

Historical Financial Statements
Epitope Medical Products
Combined Balance Sheets
September 30                                                                            1996                      1995

Assets
Current assets
Cash and cash equivalents (Note 2)....................................            $    795,787              $     13,210
Marketable securities (Note 2)........................................              18,818,120                17,080,246
Trade accounts receivable, net (Note 2)...............................               1,147,599                   231,621
Other accounts receivable.............................................                 174,083                   382,753
Inventories (Note 2)..................................................               1,157,930                 1,433,746
Prepaid expenses......................................................                  89,518                   103,399
                                                                                  ------------             -------------
Total current assets..................................................              22,183,037                19,244,975

Property and equipment, net (Notes 2 and 4)...........................               1,542,757                 1,989,769
Patents and proprietary technology, net (Note 2)......................                 601,234                   415,010
Investments in affiliated companies...................................                       -                   142,510
Other assets and deposits (Note 5)....................................                  22,758                    38,328
                                                                                 -------------             -------------
                                                                                   $24,349,786               $21,830,592

Liabilities and Group Equity
Current liabilities
Accounts payable......................................................            $    449,170              $    819,424
Salaries, benefits and other accrued liabilities
  (Notes 2 and 9).....................................................               1,368,166                 2,976,167
                                                                                   -----------               -----------
Total current liabilities.............................................               1,817,336                 3,795,591

Commitments and Contingencies (Notes 6,8,9,10 and 11).................                       -                         -

Group equity (Note 6)
Contributed capital...................................................              64,237,350                60,479,315
Accumulated deficit...................................................             (41,704,900)              (42,444,314)
                                                                                  -------------             -------------
                                                                                    22,532,450                18,035,001

                                                                                   $24,349,786               $21,830,592

The accompanying notes are an integral part of these statements.

Historical Financial Statements
Epitope Medical Products
Combined Statements of Operations
For the Year Ended September 30                                    1996                     1995                   1994

Revenues
Product sales........................................       $ 4,864,378              $ 2,806,850            $ 2,580,798
Grants and contracts ................................           729,271                   48,672                 24,560
                                                           ------------             ------------            -----------
                                                              5,593,649                2,855,522              2,605,358

Costs and expenses
Product costs........................................         2,681,429                3,163,012              2,141,319
Research and development costs.......................         3,165,838                4,617,246              3,681,326
Selling, general and administrative expenses.........         5,033,491                6,682,860              3,066,896
                                                           ------------            -------------          -------------
                                                             10,880,758               14,463,118              8,889,541

Loss from operations.................................        (5,287,109)             (11,607,596)            (6,284,183)

Other income (expense), net
Interest income......................................         1,025,030                  756,743                237,467
License fee..........................................         5,000,000                        -                      -
Other, net ..........................................             1,493                     (319)                (1,541)
                                                           ------------            --------------         --------------
                                                              6,026,523                  756,424                235,926

Net income (loss)....................................       $   739,414             $(10,851,172)           $(6,048,257)

Proforma net income (loss) per share.................     $         .06          $          (.91)         $        (.60)

Proforma weighted average number of shares
 outstanding.........................................        13,440,396               11,886,234             10,050,129

The accompanying notes are an integral part of these statements.

Historical Financial Statements
Epitope Medical Products
Combined Statements of Changes in Group Equity
                                                            Contributed              Accumulated
                                                                capital                  deficit                  Total

Balances at September 30, 1993.....................         $34,167,582             $(25,544,885)          $  8,622,697
Common stock issued upon
  exercise of options..............................             636,293                        -                636,293
Common stock issued as
  compensation.....................................             318,386                        -                318,386
Compensation expense for
  stock option grants..............................             823,350                        -                823,350
Common stock issued upon
  exercise of warrants.............................           9,718,259                        -              9,718,259
Common stock issued in
  private placement................................          17,057,563                        -             17,057,563
Equity issuance costs..............................          (3,335,261)                       -             (3,335,261)
Net cash to Agritope...............................         (12,132,173)                       -            (12,132,173)
Net loss for the year..............................                   -               (6,048,257)            (6,048,257)
                                                        ---------------            --------------         --------------
Balances at September 30, 1994.....................          47,253,999              (31,593,142)            15,660,857

Common stock issued upon
  exercise of options..............................           2,145,673                        -              2,145,673
Common stock issued as
  compensation.....................................             196,802                        -                196,802
Compensation expense for
  stock option grants..............................           1,056,335                        -              1,056,335
Common stock issued upon
  exercise of warrants.............................          18,892,750                        -             18,892,750
Equity issuance costs..............................            (735,390)                       -               (735,390)
Net cash to Agritope...............................          (8,330,854)                       -             (8,330,854)
Net loss for the year..............................                   -              (10,851,172)           (10,851,172)
                                                          -------------           ---------------         --------------
Balances at September 30, 1995.....................          60,479,315              (42,444,314)            18,035,001

Common stock issued upon
  exercise of options..............................           4,886,118                        -              4,886,118
Common stock issued as compensation................             249,086                        -                249,086
Compensation expense for stock
  option grants....................................             815,019                        -                815,019
Common stock issued upon
  exercise of warrants.............................             826,600                        -                826,600
Equity issuance costs..............................                (152)                       -                   (152)
Net cash to Agritope...............................          (3,018,636)                       -             (3,018,636)
Net income for the year............................                   -                  739,414                739,414
                                                         --------------          ---------------        ---------------
Balances at September 30, 1996.....................         $64,237,350             $(41,704,900)           $22,532,450

The accompanying notes are an integral part of these statements.

Historical Financial Statements
Epitope Medical Products
Combined Statements of Cash Flows
For the Year Ended September 30                                    1996                     1995                   1994

Cash flows from operating activities
Net income (loss) ........................................  $   739,414             $(10,851,172)          $ (6,048,257)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization ............................      792,885                  795,295                651,076
(Gain) loss on disposition of property ...................       (1,098)                     319                  1,541
Increase in accounts receivable and
  other receivables ......................................     (707,308)                 (76,549)              (180,767)
Increase (decrease) in inventories .......................      275,816                 (375,640)              (272,279)
Decrease in prepaid expenses .............................       13,881                   38,031                 43,354
Decrease (increase) in other assets and deposits..........       15,570                  (42,658)                (6,227)
Increase (decrease) in accounts payable and
 accrued liabilities .....................................   (2,151,110)               2,273,364                329,875
Common stock issued as compensation for services..........      249,086                  196,802                318,386
Compensation expense for stock option grants and
 deferred salary increases ...............................      815,019                1,056,335                915,351
                                                             ----------             ------------            -----------
Net cash provided by (used in) operating activities ......       42,155               (6,985,873)            (4,247,947)

Cash flows from investing activities
Investment in marketable securities ......................  (47,608,270)             (16,194,994)            (5,603,414)
Proceeds from sale of marketable securities ..............   45,870,396                4,718,162                     -
Additions to property and equipment ......................     (180,112)              (1,112,292)              (461,914)
Proceeds from sale of property ...........................        7,432                    1,085                  1,000
Expenditures for patents and proprietary
 technology ..............................................     (358,319)                (126,927)              (185,805)
Investment in affiliated companies .......................      142,510                   42,552                 64,938
                                                            -----------             ------------            -----------
Net cash used in investing activities ....................   (2,126,363)             (12,672,414)            (6,185,195)

Cash flows from financing activities
Proceeds from issuance of common stock ...................    5,885,573               21,060,912             24,387,702
Cost of common stock issuance ............................         (152)                (757,877)              (310,849)
Cash to Agritope .........................................   (3,018,636)              (8,330,854)           (12,132,173)
                                                            ------------            -------------          -------------
Net cash provided by financing activities ................    2,866,785               11,972,181             11,944,680

Net increase (decrease) in cash and cash equivalents .....      782,577               (7,686,106)             1,511,538
Cash and cash equivalents at beginning of year ...........       13,210                7,699,316              6,187,778
                                                            -----------            -------------           ------------
Cash and cash equivalents at end of year .................  $   795,787           $       13,210           $  7,699,316

The accompanying notes are an integral part of these statements.

Historical Financial Statements
Agritope
Combined Balance Sheets
September 30                                                          1996                  1995                   1996
                                                                                                            Proforma (1)
Assets
Current assets
Cash and cash equivalents (Note 2) .........................  $  4,903,476          $  4,246,687           $  4,903,476
Trade accounts receivable, net (Note 2) ....................       264,986               135,866                264,986
Other accounts receivable ..................................        32,337               993,790                 32,337
Inventories (Note 2) .......................................       509,745                     -                509,745
Prepaid expenses ...........................................           812                56,064                    812
                                                             -------------         -------------           ------------
Total current assets .......................................     5,711,356             5,432,407              5,711,356

Property and equipment, net (Notes 2 and 4) ................     1,286,196               555,003              1,286,196
Patents and proprietary technology, net (Note 2) ...........       510,244               140,757                510,244
Investment in affiliated companies (Note 3) ................     2,448,623             1,974,833              2,448,623
Other assets and deposits (Note 5) .........................       140,513               200,430                 54,379
                                                             -------------         -------------          -------------
                                                              $ 10,096,932          $  8,303,430           $ 10,010,798

Liabilities and Group Equity
Current liabilities
Current portion of installment notes payable ...............$              -       $      17,758       $              -
Convertible notes, due 1997 (Notes 5 and 13) ...............     3,620,003                     -                240,003
Accounts payable ...........................................        91,474               125,971                 91,474
Salaries, benefits and other accrued liabilities
  (Notes 2 and 9) ..........................................       735,478               206,349                735,478
                                                             -------------          ------------           ------------
Total current liabilities ..................................     4,446,955               350,078              1,066,955

Long-term portion of installment notes payable .............             -                21,749                      -
Convertible notes, due 1997 (Notes 5 and 13) ...............             -             3,620,003                      -
Commitments and contingencies (Notes 6,8,9, and 10) ........             -                     -                      -
Minority interest ..........................................       215,407                     -                215,407

Group equity (Note 6)
Contributed capital ........................................    36,714,932            33,452,632             41,225,452
Accumulated deficit ........................................   (31,280,362)          (29,141,032)           (32,497,016)
                                                              -------------         -------------         --------------
                                                                 5,434,570             4,311,600              8,728,436

                                                              $ 10,096,932          $  8,303,430           $ 10,010,798

(1) Reflects the proforma effect of conversion of $3,380,000 principal amount of Agritope notes into 250,367 shares of common stock of Epitope at an exchange price of $13.50 per share (see Note 13).

The accompanying notes are an integral part of these statements.

Historical Financial Statements
Agritope
Combined Statements of Operations
For the Year Ended September 30                                       1996                  1995                   1994

Revenues
Product sales ............................................. $            -           $ 2,015,318            $ 2,179,742
Grants and contracts ......................................        585,485                94,370                 33,642
                                                              ------------          ------------           ------------
                                                                   585,485             2,109,688              2,213,384

Costs and expenses
Product costs .............................................              -             3,235,675              4,575,149
Research and development costs ............................      1,338,703             2,204,993              2,368,880
Selling, general and administrative expenses...............      1,482,694             4,479,498              4,759,219
                                                               -----------           -----------            -----------
                                                                 2,821,397             9,920,166             11,703,248

Loss from operations ......................................     (2,235,912)           (7,810,478)            (9,489,864)

Other income (expense), net
Interest income............................................        361,938               408,097                216,934
Interest expense...........................................       (265,356)             (241,775)              (236,121)
Other, net.................................................              -                  (500)               (75,280)
                                                            --------------           ------------          -------------
                                                                    96,582               165,822                (94,467)

Net loss .................................................     $(2,139,330)          $(7,644,656)           $(9,584,331)

Proforma net loss per share ..............................   $        (.34)        $       (1.29)         $       (1.91)

Proforma weighted average number of shares
  outstanding ............................................       6,330,710             5,943,117              5,025,064


The accompanying notes are an integral part of these statements.

Historical Financial Statements
Agritope
Combined Statements of Changes in Group Equity
                                                               Contributed           Accumulated
                                                                   capital               deficit                 Total
Balances at September 30, 1993 ..............................  $11,259,717          $(11,912,045)         $   (652,328)
Common stock issued as
  compensation ..............................................       50,392                     -                50,392
Compensation expense for
  stock option grants .......................................      343,922                     -               343,922
Common stock issued upon
  exchange of convertible notes .............................      559,964                     -               559,964
Equity issuance costs .......................................      (40,267)                    -               (40,267)
Net cash from Epitope Medical Products ......................   12,132,173                     -            12,132,173
Net loss for the year .......................................              -          (9,584,331)           (9,584,331)
                                                             ---------------       --------------        --------------
Balances at September 30, 1994 ..............................   24,305,901           (21,496,376)            2,809,525

Common stock issued as compensation .........................       69,998                     -                69,998
Compensation expense for stock option grants ................      318,375                     -               318,375
Common stock issued upon exchange of convertible
  notes .....................................................      449,991                     -               449,991
Equity issuance costs .......................................      (22,487)                    -               (22,487)
Net cash from Epitope Medical Products ......................    8,330,854                     -             8,330,854
Net loss for the year .......................................              -          (7,644,656)           (7,644,656)
                                                             ---------------         ------------           -----------
Balances at September 30, 1995 ..............................   33,452,632           (29,141,032)            4,311,600

Common stock issued as compensation .........................       14,500                     -                14,500
Compensation expense for stock
  option grants .............................................      229,164                     -               229,164
Net cash from Epitope Medical Products ......................    3,018,636                     -             3,018,636
Net loss for the year .......................................              -          (2,139,330)           (2,139,330)
                                                             ---------------         ------------          ------------
Balances at September 30, 1996 ..............................  $36,714,932          $(31,280,362)         $  5,434,570


The accompanying notes are an integral part of these statements.

Historical Financial Statements
Agritope
Combined Statements of Cash Flows
For the Year Ended September 30                                       1996                  1995                   1994

Cash flows from operating activities
Net loss ..................................................    $(2,139,330)          $(7,644,656)           $(9,584,331)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization .............................        294,045               663,380                505,135
Loss on disposition of property ...........................              -                   500                 74,130
Decrease (increase) in accounts receivable and
  other receivables .......................................        832,333              (945,501)              (140,268)
Decrease (increase) in inventories ........................       (509,745)               88,737               (385,928)
Decrease (increase) in prepaid expenses ...................         55,252               (55,639)                36,965
Decrease (increase) in other assets and deposits...........        (36,219)                9,137                  6,562
Increase (decrease) in accounts payable and
 accrued liabilities ......................................        494,632              (104,680)                67,457
Common stock issued as compensation for services...........         14,500                69,998                 50,392
Compensation expense for stock option grants and
 deferred salary increases ................................        229,164               318,375                343,922
                                                               -----------           -----------            -----------
Net cash used in operating activities .....................       (765,368)           (7,600,349)            (9,025,964)

Cash flows from investing activities
Additions to property and equipment .......................       (886,646)             (238,558)            (2,128,835)
Proceeds from sale of property ............................                               13,258
Expenditures for patents and proprietary
 technology ...............................................       (411,943)             (178,208)                   135
Investment in affiliated companies ........................       (473,790)              610,146
Minority Interest in affiliated companies .................        215,407                     -                      -
                                                               -----------         -------------          -------------
Net cash (used in) provided by investing activities .......     (1,556,972)              206,638             (2,128,700)

Cash flows from financing activities
Principal payments under installment purchase
 and capital lease obligations ............................        (39,507)              (16,137)               (20,726)
Cash from Epitope Medical Products ........................      3,018,636             8,330,854             12,132,173
                                                               -----------           -----------            -----------
Net cash provided by financing activities .................      2,979,129             8,314,717             12,111,447

Net increase in cash and cash equivalents .................        656,789               921,006                956,783
Cash and cash equivalents at beginning of year ............      4,246,687             3,325,681              2,368,898
                                                               -----------           -----------            -----------
Cash and cash equivalents at end of year ..................    $ 4,903,476           $ 4,246,687            $ 3,325,681

The accompanying notes are an integral part of these statements.

Historical Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30                                                          1996                  1995                   1996
                                                                                                            Proforma (1)
Assets
Current assets
Cash and cash equivalents (Note 2) ........................   $  5,699,263         $   4,259,897          $   5,699,263
Marketable securities (Note 2) ............................     18,818,120            17,080,246             18,818,120
Trade accounts receivable, net (Note 2) ...................      1,412,585               367,487              1,412,585
Other accounts receivable .................................        206,420             1,376,543                206,420
Inventories (Note 2) ......................................      1,667,675             1,433,746              1,667,675
Prepaid expenses ..........................................         90,330               159,463                 90,330
                                                              ------------          ------------           ------------
Total current assets ......................................     27,894,393            24,677,382             27,894,393

Property and equipment, net (Notes 2 and 4) ...............      2,828,953             2,544,772              2,828,953
Patents and proprietary technology, net (Note 2) ..........      1,111,478               555,767              1,111,478
Investment in affiliated companies (Note 3) ...............      2,448,623             2,117,343              2,448,623
Other assets and deposits (Note 5) ........................        163,271               238,758                 77,137
                                                              ------------         -------------          -------------
                                                              $ 34,446,718          $ 30,134,022           $ 34,360,584

Liabilities and Shareholders' Equity
Current liabilities
Current portion of installment notes payable ..............$              -       $       17,758       $              -
Convertible notes, due 1997 (Notes 5 and 13) ..............      3,620,003                     -                240,003
Accounts payable ..........................................        540,644               945,395                540,644
Salaries, benefits and other accrued liabilities
(Notes 2 and 9) ...........................................      2,103,644             3,182,516              2,103,644
                                                               -----------           -----------            -----------
Total current liabilities .................................      6,264,291             4,145,669              2,884,291

Long-term portion of installment notes payable ............              -                21,749                      -
Convertible notes, due 1997 (Notes 5 and 13) ..............              -             3,620,003                      -
Commitments and contingencies (Notes 6, 8, 9, 10 and 11)                 -                     -                      -
Minority Interest .........................................        215,407                     -                215,407

Shareholders' equity (Note 6)
Preferred stock, no par value - 1,000,000 shares authorized;
  no shares issued or outstanding .........................              -                     -                      -
Common stock, no par value - 30,000,000 shares
  authorized; 12,937,383 and 12,485,130 shares issued and
  outstanding, respectively ...............................    100,952,282            93,931,947            105,462,802
Accumulated deficit .......................................    (72,985,262)          (71,585,346)           (74,201,916)
                                                              -------------         -------------         --------------
                                                                27,967,020            22,346,601             31,260,886

                                                              $ 34,446,718          $ 30,134,022           $ 34,360,584

(1) Reflects the proforma effect of conversion of $3,380,000 principal amount of Agritope notes into 250,367 shares of common stock of Epitope at an exchange price of $13.50 per share (see Note 13).

The accompanying notes are an integral part of these statements.

Historical Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Year Ended September 30                                       1996                  1995                   1994

Revenues
Product sales ...............................................  $ 4,864,378          $  4,822,168          $   4,760,540
Grants and contracts ........................................    1,314,756               143,042                 58,202
                                                              ------------          ------------           ------------
                                                                 6,179,134             4,965,210              4,818,742
Costs and expenses
Product costs ..............................................     2,681,429             6,398,687              6,716,468
Research and development costs .............................     4,504,541             6,822,239              6,050,206
Selling, general and administrative expenses................     6,516,185            11,162,358              7,826,115
                                                               -----------           -----------            -----------
                                                                13,702,155            24,383,284             20,592,789

Loss from operations........................................    (7,523,021)          (19,418,074)           (15,774,047)

Other income (expense), net
Interest income ............................................     1,386,968             1,164,840                454,401
Interest expense ...........................................      (265,356)             (241,775)              (236,121)
License fee.................................................     5,000,000                     -                      -
Other, net..................................................         1,493                  (819)               (76,821)
                                                              ------------           ------------           ------------
                                                                 6,123,105               922,246                141,459

Net loss ...................................................   $(1,399,916)         $(18,495,828)          $(15,632,588)

Net loss per share ......................................... $        (.11)       $        (1.56)        $        (1.56)

Weighted average number of shares
  outstanding ..............................................    12,661,420            11,886,234             10,050,129

The accompanying notes are an integral part of these statements.

Historical Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
                                                                                Common Stock        Accumulated
                                                               Shares           Dollars         deficit           Total
Balances at September 30, 1993 .........................    9,091,922      $ 45,427,299    $(37,456,930)    $ 7,970,369
Common stock issued upon
  exercise of options ..................................       52,488           636,293               -         636,293
Common stock issued as
  compensation .........................................       19,678           368,778               -         368,778
Compensation expense for
  stock option grants ..................................            -         1,167,272               -       1,167,272
Common stock issued upon
  exercise of warrants .................................      618,291         9,718,259               -       9,718,259
Common stock issued upon
  exchange of convertible notes ........................       28,672           559,964               -         559,964
Common stock issued in
  private placement ....................................    1,115,500        17,057,563               -       7,057,563
Equity issuance costs ..................................            -        (3,375,528)              -      (3,375,528)
Net loss for the year ..................................              -               -     (15,632,588)    (15,632,588)
                                                        --------------- ---------------    -------------   -------------
Balances at September 30, 1994 .........................   10,926,551        71,559,900     (53,089,518)     18,470,382

Common stock issued upon
  exercise of options ..................................      183,525         2,145,673               -       2,145,673
Common stock issued as
  compensation .........................................       16,013           266,800               -         266,800
Compensation expense for
  stock option grants ..................................            -         1,374,710               -       1,374,710
Common stock issued upon
  exercise of warrants .................................    1,336,000        18,892,750               -      18,892,750
Common stock issued upon
  exchange of convertible notes ........................       23,041           449,991               -         449,991
Equity issuance costs ..................................            -          (757,877)              -        (757,877)
Net loss for the year ..................................              -               -     (18,495,828)    (18,495,828)
                                                        -------------------------------    -------------   -------------
Balances at September 30, 1995 .........................   12,485,130        93,931,947     (71,585,346)     22,346,601

Common stock issued upon
  exercise of options ..................................      386,550         4,886,118               -       4,886,118
Common stock issued as compensation ....................       19,353           263,586               -         263,586
Compensation expense for stock
  option grants ........................................            -         1,044,183               -       1,044,183
Common stock issued upon
  exercise of warrants .................................       46,350           826,600               -         826,600
Equity issuance costs ..................................            -              (152)              -            (152)
Net loss for the year ..................................              -                -     (1,399,916)     (1,399,916)
                                                        --------------------------------  --------------   -------------
Balances at September 30, 1996 .........................   12,937,383      $100,952,282    $(72,985,262)    $27,967,020


The accompanying notes are an integral part of these statements.

Historical Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Year Ended September 30                                       1996                  1995                   1994

Cash flows from operating activities
Net loss ...................................................  $ (1,399,916)         $(18,495,828)          $(15,632,588)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization ..............................     1,086,930             1,458,675              1,156,211
(Gain) loss on disposition of property .....................        (1,098)                  819                 75,671
Decrease (increase) in accounts receivable and
  other receivables ........................................       125,025            (1,022,050)              (321,035)
Increase in inventories ....................................      (233,929)             (286,903)              (658,207)
Decrease (increase) in prepaid expenses ....................        69,133               (17,608)                80,319
Decrease (increase) in other assets and deposits ...........        20,649               (33,521)                   335
Increase in accounts payable and accrued
  liabilities ..............................................    (1,656,478)            2,168,684                397,332
Common stock issued as compensation for services............       263,586               266,800                368,778
Compensation expense for stock option grants and
  deferred salary increases ................................     1,044,183             1,374,710              1,259,273
                                                               -----------           -----------            -----------
Net cash used in operating activities ......................      (723,213)          (14,586,222)           (13,273,911)

Cash flows from investing activities
Investment in marketable securities ........................   (47,608,270)          (16,194,994)            (5,603,414)
Proceeds from sale of marketable securities ................    45,870,396             4,718,162                      -
Additions to property and equipment ........................    (1,066,758)           (1,350,850)            (2,590,751)
Proceeds from sale of property .............................         7,432                14,343                  1,000
Expenditures for patents and proprietary
  technology ...............................................      (770,262)             (305,135)              (185,670)
Investment in affiliated companies .........................      (331,280)              652,698                 64,938
Minority interest in affiliated companies ..................       215,407                     -                      -
                                                                ----------         -------------           ------------
Net cash used in investing activities ......................    (3,683,335)          (12,465,776)            (8,313,897)

Cash flows from financing activities
Principal payments under installment purchase and
  capital lease obligations ................................       (39,507)              (16,137)               (20,724)
Proceeds from issuance of common stock .....................     5,885,573            21,060,912             24,387,702
Cost of common stock issuance ..............................          (152)             (757,877)              (310,849)
                                                                -----------       ---------------          -------------
Net cash provided by financing activities ..................     5,845,914            20,286,898             24,056,129

Net increase (decrease) in cash and cash equivalents .......     1,439,366            (6,765,100)             2,468,321
Cash and cash equivalents at beginning of year .............     4,259,897            11,024,997              8,556,676
                                                             -------------         -------------           ------------
Cash and cash equivalents at end of year ...................  $  5,699,263         $   4,259,897           $ 11,024,997


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

Note 2   Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of majority-owned subsidiaries are included in these statements. Minority-owned investments and joint ventures are accounted for using the equity method. Investments of less than 20 percent are carried at cost.

The accompanying combined financial statements of the Epitope Medical Products and Agritope groups have been prepared using the amounts included in the consolidated financial statements of the Company. Assets, liabilities, revenues and expenses of each group are included in the respective financial statements of the applicable group. Cash, cash equivalents and marketable securities have been allocated 80 percent to Epitope Medical Products and 20 percent to Agritope. Cash advanced and allocated by the Company to business units of the Agritope group has been reflected as contributed capital in the accompanying combined financial statements.

Certain corporate overhead services such as accounting, finance, general management, human resources, investor relations, information systems and payroll are provided by the Company on a centralized basis for the benefit of both groups (Shared Services). Such expenses have been allocated between Epitope Medical Products and Agritope in the accompanying combined financial statements using activity indicators which, in the opinion of management, represent a reasonable measure of the respective group's utilization of such shared services. These activity indicators, which will be reviewed periodically and adjusted to reflect changes in utilization, include number of employees, number of computers, and level of expenditures. The accompanying combined financial statements also include an adjustment to allocate interest income in the same proportion as the allocation of Shared Services between the two groups. Future interest income will be based on amounts earned by each group. Shared Services are included under the caption "Selling, general and administrative expenses" as follows:

Year Ended September 30                                   1996                          1995                       1994
Epitope Medical Products ..........................   $3,028,181                  $3,575,069                  $1,899,969
Agritope ..........................................    1,069,249                   1,892,370                   1,735,688
                                                    ------------                ------------                ------------
Consolidated ......................................   $4,097,430                  $5,467,439                  $3,635,657


If the Agritope Stock Proposal is approved, the Company will provide holders of Epitope Medical Products and Agritope common stock separate financial statements prepared in accordance with generally accepted accounting principles, management's discussion and analysis of financial condition and results of operations, descriptions of businesses and other relevant information for each group. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) to each group for the purposes of preparing their respective historical and future financial statements, this attribution and the change in capitalization contemplated in the Agritope Stock Proposal will not affect legal title to such assets or responsibility for such liabilities of the Company or any of its subsidiaries. Holders of each class of common stock will be common shareholders of the Company and would be subject to risks associated with an investment in the Company and all its businesses, assets, and liabilities. Liabilities or contingencies of either group that affect the Company's resources or financial condition could affect the financial condition and results of operations of either group. Under the Agritope Stock Proposal, dividends to be paid to the holders of either class of common stock will be limited to the lesser of funds of the Company legally available for the payment of dividends or the Available Medical Products Dividend Amount or Available Agritope Dividend Amount as defined in the Company's Articles of Incorporation. The Company has never paid any cash dividends on shares of Epitope common stock. The Company currently intends to retain any of its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on either class of common stock in the foreseeable future.

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

Inventories. Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first- out basis) or market. Inventory components are summarized as follows:

September 30                                                                 1996                                   1995
Epitope Medical Products
Raw materials.................................................         $  522,824                             $  657,568
Work-in-process...............................................            389,642                                379,470
Finished goods ...............................................            192,882                                295,032
Supplies .....................................................             52,582                                101,676
                                                                      -----------                            -----------
                                                                       $1,157,930                             $1,433,746
Agritope
Work-in-process ..............................................         $  471,208                          $           -
Finished goods ...............................................             38,537                                      -
                                                                      -----------                         --------------
                                                                       $  509,745                          $           -
Consolidated
Raw materials ................................................         $  522,824                             $  657,568
Work-in-process ..............................................            860,850                                379,470
Finished goods ...............................................            231,419                                295,032
Supplies .....................................................             52,582                                101,676
                                                                      -----------                            -----------
                                                                       $1,667,675                             $1,433,746

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

Accounting for Long-Lived Assets. The Company reviews its long-lived assets for impairment periodically or as events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. If the estimated net cash flows are less than the carrying amount of the long-lived assets, the Company recognizes an impairment loss in an amount necessary to write down long-lived assets to fair value as determined from expected discounted future cash flows. This accounting policy is consistent with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. There has been no significant impact to the Company's financial position or results of operations as the carrying amount of all long-lived assets is considered recoverable.

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

Amortization and accumulated amortization are summarized as follows:


                                                              1996                       1995                       1994
Amortization for the year ended
   September 30,
Epitope Medical Products ............................    $ 172,095                  $ 130,313                  $ 101,339
Agritope ............................................       42,456                     23,964                     13,487
                                                       -----------                 ----------                 ----------
Consolidated.........................................    $ 214,551                  $ 154,277                  $ 114,826

Accumulated Amortization at
  September 30,
Epitope Medical Products ............................    $ 621,110                  $ 449,015                  $ 318,702
Agritope ............................................       79,907                     37,451                     13,487
                                                        ----------                 ----------                 ----------
Consolidated.........................................    $ 701,017                  $ 486,466                  $ 332,189

Fair Value of Financial Instruments. The carrying amount for cash equivalents, marketable securities, accounts receivable, borrowings under bank line of credit, subordinated notes, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt and convertible notes approximates fair value because the related interest rates are comparable to rates currently available to the Company for debt with similar terms and maturities.

Revenue Recognition. Product revenues are recognized when the related products are shipped. Grant and contract revenues include funds received under research and development agreements with various entities. These grants and contracts generally provide for progress payments as expenses are incurred and certain research milestones are achieved. Revenue related to such grants and contracts is recognized as research milestones are achieved.

Accounts receivable are stated net of an allowance for doubtful accounts as follows:

September 30                                                               1996                                     1995
Epitope Medical Products .....................................         $  6,872                                 $  6,872
Agritope .....................................................           19,571                                   65,172
                                                                      ---------                                ---------
Consolidated .................................................         $ 26,443                                 $ 72,044


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

Supplemental Cash Flow Information. Non-cash financing and investing activities not included in the consolidated statements of cash flows are summarized as follows:

Year Ended September 30                                           1996                  1995                       1994
Epitope Medical Products
Discount on private placement of common stock ............     $     -            $        -                 $3,024,413

Agritope
Conversion of notes to equity (Note 5) ...................     $     -            $  427,496                 $  600,231
Investment in nonconsolidated subsidiary .................           -             2,584,979                          -

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

Note 3   Investment in Affiliated Companies

In June 1995, Agritope agreed to sell its wholly owned grape plant propagation subsidiary, Vinifera, Inc. to VF Holdings, Inc. (VF), an affiliate of a Swiss investment group, pursuant to a stock purchase agreement. VF subsequently failed to make all the payments required under the VF Agreement. As part of a settlement of claims based on VF's default, VF retained a 4 percent minority interest in Vinifera and relinquished the majority interest to Agritope in August 1996.

The reacquisition of Vinifera in August 1996 has been accounted for under the purchase method. The net purchase price of $916,000 has been allocated to tangible net assets. Vinifera's results of operations are including in the Agritope Combined Statements of Operations and in the Consolidated Statements of Operations through May 1995, and for the month of September 1996. The following summarized proforma results of operations are presented as if the reacquisition had occurred on the first day of each period shown.

Year Ended September 30                       1996                                                1995
                                          Proforma                                            Proforma
                          Historical   Adjustments         Proforma       Historical       Adjustments         Proforma
Agritope
Revenues.................   585,485        833,949        1,419,434        2,109,688           276,588        2,386,276
Net loss.................(2,139,330)    (1,464,002)      (3,603,332)      (7,644,656)         (460,296)      (8,104,952)
Proforma loss per share..     (0.34)         (0.23)           (0.57)           (1.29)            (0.08)           (1.36)

Consolidated
Revenues................. 6,179,134        833,949        7,013,083        4,965,210           276,588        5,241,798
Net loss.................(1,399,916)    (1,464,002)      (2,863,918)     (18,495,828)         (460,296)     (18,956,124)
Loss per share...........     (0.11)         (0.12)           (0.23)           (1.56)            (0.04)           (1.59)

In May 1995, Agritope's wholly owned subsidiary, Agrimax Floral Products, Inc. (Agrimax), ceased operations as an independent entity. UAF, Limited Partnership
(UAF), in which Agrimax obtained an 18 percent interest, was formed to combine the Agrimax operations in Charlotte, North Carolina, with those of Universal American Flowers, Inc. in Tampa, Florida and Hammond, Louisiana. In connection with the UAF transaction, Agrimax contributed inventory, operating assets and the right to use its proprietary floral preservative and certain trademarks. In May 1996, the equity interest of Agrimax was reduced to 9 percent as the result of a recapitalization of UAF.

The St. Paul, Minnesota, facility of Agrimax ceased operations in June 1995. In June 1996, Agrimax contributed inventory and operating assets to Petals USA, Inc. (Petals), a newly formed affiliate of a Canadian fresh flower wholesaler, in return for a 19.5 percent equity interest in Petals.

The investments by Agrimax are included in the accompanying consolidated balance sheets of the Company and combined balance sheets of Agritope under the caption "Investment in affiliated companies." See Note 13.

For the years ended September 30, 1995, 1994 respectively, the accompanying financial statements of the Company and Agritope include revenues of $2.0 million and $2.2 million, and operating losses of $3.8 million, and $6.4 million attributable to the Agrimax and Vinifera business units. The accompanying statements of operations of the Company and Agritope for the year ended September 30, 1995, includes the results of operations of Agrimax and Vinifera through May and also includes a charge of $500,000 primarily attributable to the disposition of Agrimax.

Note 4   Property and Equipment

Property and equipment are summarized as follows:

September 30                                                                  1996                                 1995
Epitope Medical Products
Research and development laboratory equipment ................         $ 1,056,883                          $   898,716
Manufacturing equipment ......................................           1,291,546                            1,296,416
Office furniture and equipment ...............................           1,899,948                            2,041,897
Leasehold improvements .......................................           1,084,660                            1,084,660
Construction in progress .....................................             134,557                               70,961
                                                                       -----------                          -----------
                                                                         5,467,594                            5,392,650
Less accumulated depreciation and amortization ...............          (3,924,837)                          (3,402,881)
                                                                       ------------                         ------------
                                                                       $ 1,542,757                          $ 1,989,769

Agritope
Land .........................................................        $     30,020                         $     30,020
Buildings and improvements ...................................             717,508                              717,508
Research and development laboratory equipment ................             220,919                              196,255
Manufacturing equipment ......................................             351,538                                    -
Office furniture and equipment ...............................             140,452                               95,338
Leasehold improvements........................................              23,962                               23,962
Construction in progress .....................................             499,980                               34,650
                                                                       -----------                          -----------
                                                                         1,984,379                            1,097,733
Less accumulated depreciation and amortization ...............            (698,183)                            (542,730)
                                                                       ------------                         ------------
                                                                       $ 1,286,196                          $   555,003
Consolidated
Land .........................................................        $     30,020                          $    30,020
Buildings and improvements ...................................             717,508                              717,508
Research and development laboratory equipment ................           1,277,802                            1,094,971
Manufacturing equipment ......................................           1,643,084                            1,296,416
Office furniture and equipment ...............................           2,040,400                            2,137,235
Leasehold improvements .......................................           1,108,622                            1,108,622
Construction in progress .....................................             634,537                              105,611
                                                                       -----------                          -----------
                                                                         7,451,973                            6,490,383
Less accumulated depreciation and amortization ...............          (4,623,020)                          (3,945,611)
                                                                       ------------                         ------------
                                                                       $ 2,828,953                          $ 2,544,772

Note 5   Long-Term Debt

On June 30, 1992, Agritope completed a private placement with several European institutional investors pursuant to which $5,495,000 of convertible notes were issued. The notes are unsecured, mature on June 30, 1997 and bear interest at the rate of 4 percent per annum which is payable on each June 30 and December 31 until all outstanding principal and interest on the notes have been paid in full. The notes are convertible into common stock of the Company at a conversion price of $19.53 per share. In the event of an initial public offering of Agritope common stock, the notes would be automatically converted to shares of Agritope common stock at 90 percent of the public offering price.

During the years ended September 30, 1995 and 1994, respectively, investors exchanged $449,991 and $559,964 principal amount of convertible notes for the Company's common stock at a price of $19.53 per share. In conjunction with the exchanges, unamortized debt issuance costs of $22,487 and $40,267 related to such notes were recognized as equity issuance costs during 1995 and 1994, respectively. Debt issuance costs are included in other assets and are being amortized over the five-year life of the notes. Amortization expense of debt issuance costs for the years ended September 30, 1996, 1995 and 1994, respectively, totaled $108,257, $96,136 and $91,715, leaving an unamortized balance of $88,821 and $197,077 at September 30, 1996 and 1995, respectively. See Note 13.

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

Common Stock Reserved for Future Issuance. As of September 30, 1996, the following shares of the Company's common stock were reserved for future issuance, as more fully described below:

Purpose                                                                                                           Shares
Outstanding warrants ...................................................................                       2,000,640
Outstanding stock options ..............................................................                       3,365,726
Employee Stock Purchase Plan subscriptions .............................................                          42,820
Conversion of notes (Note 5) ...........................................................                         185,356
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

Common Stock Warrants. As of September 30, 1996, the following warrants to purchase shares of common stock were outstanding:


Date of Issuance                               Shares                     Price                          Expiration Date
September 26, 1991 .......................    159,150                    $16.00                       September 30, 1997
December 23, 1992 ........................    988,390                     18.50                       September 30, 1997
July 20, 1993 ............................    375,000                     20.00                       September 30, 1997
August 1, 1993 ...........................    200,000                     18.50                       September 30, 1997
October 17, 1994 .........................     50,000                     18.50                       September 30, 1997
November 22, 1994 ........................    228,100                     18.50                       September 30, 1997
                                           ----------
                                            2,000,640

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

Options issued to employees under the Incentive Stock Option Plan (ISOP) were issued at prices not less than the fair market value of a share of common stock on the date of grant. The options are exercisable after one year from the date of grant at the rate of 25 percent per year cumulatively and expire ten years from the date of grant.

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

The 1991 Plan and 1992 Plan also provide that nonqualified options may be granted at a price not less than 75 percent of the fair market value of a share of common stock on the date of grant. The option term and vesting schedule of such awards may either be unlimited or have a specified period in which to vest and be exercised. For the discounted nonqualified options issued, the Company amortizes, on a straight-line basis over the vesting period of the options, the difference between the exercise price and the fair market value of a share of stock on the date of grant. As of September 30, 1996, 197,181 shares of Epitope common stock remain available for grant under the Company's stock award plans.

In October 1995, the Financial Accounting Standards Board issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a fair-value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under APB Opinion 25, Accounting for Stock Issued to Employees, but with additional financial statement disclosure. The Company plans to elect the disclosure-only alternative commencing in fiscal 1997 and therefore does not anticipate that SFAS 123 will have a material impact on its financial position or results of operations.

Options granted and outstanding under the Company's stock option plans are summarized as follows:

                                         1996                            1995                            1994
                                  Shares        Price         Shares             Price         Shares             Price
Outstanding at
 beginning of period.......    3,636,103    $ 1.09-24.94     3,483,432       $ 1.09-24.94     3,052,653      $ 1.09-24.94
Granted....................      901,379      9.81-18.13       802,050        14.94-18.88       589,850       14.38-22.94
Exercised..................     (386,550)     1.09-17.13      (183,525)        1.84-22.50       (52,488)      12.43-22.50
Canceled...................     (785,206)    14.38-24.00      (465,854)        7.38-22.94      (106,583)       8.50-22.94
                                ---------                  ------------                     ------------
Outstanding at
 end of period.............    3,365,726    $ 3.50-24.94     3,636,103       $ 1.09-24.94     3,483,432      $ 1.09-24.94

Exercisable................    2,302,212    $ 3.50-24.94     2,002,925       $ 1.09-24.94     1,557,505      $ 1.09-24.94


Pursuant to the 1991 Plan, 973, 3,680 and 11,741 shares of common stock were also awarded to consultants and members of the Company's scientific advisory committees during 1996, 1995, and 1994, respectively.

Employee Stock Purchase Plans. In 1991, the shareholders approved the Company's adoption of the 1991 Employee Stock Purchase Plan (1991 ESPP) covering a maximum of 100,000 shares of common stock for subscription over two offering periods. The purchase price for stock purchased under the 1991 ESPP for each of the two 24-month subscription periods was the lesser of 85 percent of the fair market value of a share of common stock at the commencement of the subscription period or the fair market value at the close of each subscription period. An employee may also elect to withdraw at any time during the subscription period and receive the amounts paid plus interest at the rate of 6 percent. During April 1994, 676 shares, at a purchase price of $14.00 per share, were issued to employees for the second 1991 ESPP purchase period which closed March 31, 1994.

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

The 1993 ESPP was amended to allow the Company, at its discretion, to provide Special Offering Subscriptions whereby an employee's annual increase in compensation could be deferred for a one-year period. At the end of the one-year period, the employee can elect to receive the deferred compensation amount in the form of cash or shares of the Company's common stock. The purchase price for stock issued under a Special Offering Subscription is the lesser of 85 percent of the fair market value of a share of common stock on the first day of the calendar month the employee's increase was effective or the fair market value at the close of the one-year subscription period. During 1995 and 1994, respectively, 5,569 and 2,314 Special Offering Subscription shares were issued to employees at an average price of $15.26 and $15.24 per share.

Note 7   Income Taxes

As of September 30, 1996, the Company had net operating loss carryforwards of approximately $66.7 million and $50.0 million, respectively, to offset federal and state taxable income. These net operating loss carryforwards will generally expire from 2001 through 2011 if not used by the Company. Approximately $6.9 million of the Company's net operating loss carryforwards were generated as a result of deductions related to the exercise of stock options. When utilized, such carryforwards, as tax effected, will be reflected in the Company's financial statements as an increase in shareholders' equity rather than a reduction of the provision for income taxes.

Significant components of the Company's deferred tax asset were as follows (in thousands):

September 30                                                                1996                                   1995
Net operating loss carryforwards..........................              $ 24,489                               $ 26,110
Deferred compensation.....................................                 1,997                                  1,665
Research & experimentation credit carryforwards...........                 1,151                                  1,151
Accrued expenses..........................................                   317                                    238
Other.....................................................                   495                                    384
                                                                        --------                              ---------
Gross deferred tax assets.................................                28,449                                 29,548
Valuation allowance.......................................               (28,449)                               (29,548)
                                                                         --------                              ---------
Net deferred tax asset....................................                     -                                      -

No benefit for the Company's deferred tax assets has been recognized in the accompanying financial statements as they do not satisfy the recognition criteria set forth in SFAS 109. The valuation allowance decreased $1.1 million in 1996, increased $7.5 million in 1995, and increased $6.2 million in 1994. The research and development tax credit carryforwards will generally expire from 2001 through 2010 if not used by the Company.

The expected federal statutory tax benefit of approximately $476,000 for the year ended September 30, 1996 is increased by approximately $61,000 for the effect of state and local taxes (net of federal impact), $1.1 million for the effect of the decrease in valuation allowance, and $840,000 for the effect of stock option deductions included in the valuation allowance and is reduced by approximately $2.5 million for the effect of Vinifera Inc.'s net operating loss carryforwards and certain state net operating loss carryforwards being removed from the consolidated tax group.

Note 8   Research and Development Arrangements

In February 1995, the Company entered into a Development, License and Supply Agreement with SmithKline Beecham, plc (SB) pursuant to which the Company will conduct research and development projects funded by SB. Agritope also performed research work in 1996 and 1995 with respect to raspberries which was partially funded by Sweetbriar Development, Inc. under a License Agreement dated October 18, 1994 and with respect to grapevine disease diagnostics funded by a grant from the U.S. Department of Agriculture under the Small Business Innovation Research Program.

During 1994, the Company participated in a National Cancer Institute program whereby the Company received funding for research toward the treatment of cancer. Agritope has also received grant support from the U.S. Department of Agriculture, Oregon Strawberry Commission, and Oregon Raspberry & Blackberry Commission for antifungal biocontrol research and from several strategic partners.

Revenues from research and development arrangements are included in the accompanying consolidated statements of operations under the caption "Grants and contracts." Expenses related to such arrangements are included under the caption "Research and development costs." The activity related to these arrangements is summarized as follows:

Year Ended September 30                                          1996             1995              1994
Epitope Medical Products
SB research projects......................................      712,000           40,000                 -
Other.....................................................       17,271            8,672            24,560
                                                              ---------         --------          --------
                                                                729,271           48,672            24,560

Project related expenses..................................    1,087,713          108,645            46,493

Agritope
Government research grants................................      144,987           16,358            33,642
Research projects with strategic partners.................      326,462           40,000                 -
Other.....................................................      114,036           38,012                 -
                                                              ---------         --------       -----------
                                                                585,485           94,370            33,642

Project related expenses..................................      461,460          318,401            35,728

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

In 1995, SB made an initial license fee payment of $1 million to the Company. SB also placed $5 million in escrow for future payment to the Company, of which $1 million was designated for reimbursement of future research project work and $4 million was designated as an additional license fee to be paid upon FDA approval of a pending request to amend the labeling of the Company's oral specimen collection device to indicate a two-year shelf life. The initial $1 million license fee was included as deferred revenue under the caption "Salaries, benefits and other accrued liabilities" in the accompanying consolidated balance sheets as of September 30, 1995. The escrowed funds are not reflected in the Company's financial statements. When such funds are disbursed they will be recognized as revenue in accordance with the Company's revenue recognition policy. See Note 2.

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


Note 10     Commitments

The Company leases office, manufacturing, warehouse and laboratory facilities under operating lease agreements which require minimum annual payments as follows:

                                     Epitope
                                     Medical
Year Ending September 30                                Products                  Agritope                   Consolidated
1997 ..............................................   $  345,577                  $189,551                     $  535,128
1998 ..............................................      345,576                   185,394                        530,970
1999 ..............................................      346,356                   150,000                        496,356
2000 ..............................................      109,992                   150,000                        259,992
2001...............................................            -                    50,000                         50,000
                                                     -----------                ----------                     ----------
                                                      $1,147,501                  $724,945                     $1,872,446

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

The Company is also contingently liable for a lease which has been assigned to UAF and the lease of property which has been subleased to Petals in the following amounts:

Year Ending September 30
1997.............................................................................................             $  328,953
1998.............................................................................................                341,304
1999.............................................................................................                347,184
                                                                                                              ----------
                                                                                                              $1,017,441

Note 11  Profit Sharing and Savings Plan

The Company established a profit sharing and deferred salary savings plan in 1986 and restated the plan in 1991. All employees are eligible to participate in the plan. In addition, the plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under the provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. Effective October 1, 1991, the Company replaced a discretionary profit sharing provision with a matching contribution (either in cash, shares of Epitope common stock, or partly in both forms) equal to 50 percent of an employee's basic contribution, not to exceed 2.5 percent of an employee's compensation. The Board of Directors has the authority to increase or decrease the 50 percent match at any time. During 1996, 1995 and 1994, respectively, the Company contributed $73,315 (4,653 shares totaling $73,279 and the remainder in cash), $97,631 (5,562 shares totaling $97,607 and the remainder in cash), and $79,981 (4,632 shares totaling $79,807 and the remainder in cash to the plan. As of September 30, 1996, 17,035 shares are held by the plan.

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

Epitope Medical Products
In thousands

Geographic
 Areas                      Revenues                         Operating Loss                Identifiable Assets
                    1996      1995       1994        1996        1995       1994       1996       1995         1994
United
 States ......... $4,903    $2,630     $2,062     $(5,287)   $(11,608)   $(6,284)    $4,604     $3,768       $3,464
Canada ..........    404        78        111           -           -          -          -          -            -
Latin
 America ........    100         -          -           -           -          -          -          -            -
Europe ..........     65        72        329           -           -          -          -          -            -
Other ...........    122        76        103           -           -          -          -          -            -
                 -------  --------    -------  ----------  ----------  --------- ----------  ---------     --------
                  $5,594    $2,856     $2,605     $(5,287)   $(11,608)   $(6,284)    $4,604     $3,768       $3,464

Agritope
In thousands

Geographic
 Areas                      Revenues                        Operating Loss                 Identifiable Assets
                    1996      1995       1994        1996        1995       1994       1996       1995         1994
United
 States ..........$  585    $2,110     $2,213     $(2,236)    $(7,810)   $(9,490)    $5,351     $3,923       $4,050
                   -----     -----      -----      -------     -------    -------     -----      -----        -----
                  $  585    $2,110     $2,213     $(2,236)    $(7,810)   $(9,490)    $5,351     $3,923       $4,050

Consolidated
In thousands

Geographic
 Areas                      Revenues                        Operating Loss                 Identifiable Assets
                    1996      1995       1994        1996        1995       1994       1996       1995         1994
United
 States ..........$5,488    $4,739     $4,276     $(7,523)   $(19,418)  $(15,774)    $9,955     $7,691       $7,514
Canada ...........   404        78        111           -           -          -          -          -            -
Latin
 America .........   100         -          -           -           -          -          -          -            -
Europe ...........    65        72        329           -           -          -          -          -            -
Other ............    122       76        103           -           -          -          -          -            -
                  -------  -------    -------  ----------   --------- ---------- ----------  ---------    ---------
                  $6,179    $4,965     $4,819     $(7,523)   $(19,418)  $(15,774)    $9,955     $7,691       $7,514

Note 13 Subsequent Events

On October 25, the Company received an offer from a representative of the holders of the $3.6 million convertible notes due June 30, 1997, whereby the holders proposed to convert such notes into common stock of the Company at a reduced exchange price. On November 14, 1996, the Company agreed to exchange $3,380,000 principal amount of Agritope notes for 250,367 shares of common stock of the Company at an exchange price of $13.50 per share. Accordingly, the Company will recognize a charge to income of approximately $1.2 million representing the conversion expense in the first quarter of fiscal 1997.

On November 25, 1996, the Company negotiated an extension to the bank line of credit previously maintained by Andrew and Williamson Sales, Co. (A&W). Under terms of the commitment letter, the $6.5 million revolving credit line will be extended until February 5, 1998, and will bear interest at prime or LIBOR plus
2.5 percent at the Company's option. The new line will be secured by A&W's accounts receivable, inventory and equipment and will be guaranteed by Epitope, Inc. The new line will also contain various financial covenants including minimum working capital and tangible net worth levels and maximum debt to net worth ratios.

On December 12, 1996, the Company merged with A&W. A&W is a producer and wholesale distributor of fruits and vegetables based in San Diego, California. Under the terms of the merger, the Company issued 520,000 shares of common stock of Epitope, Inc. in exchange for all of the outstanding common stock of A&W. The merger has been accounted for as a pooling of interests and will qualify as a tax-free reorganization (see supplemental financial statements). Based on information available on December 26, 1996, and due to continued operating losses at UAF in the four months ended October 31, 1996, coupled with a shortfall in sales and larger operating loss than expected at Petals in the fourth quarter of calendar 1996, the Company believes that the value of its investment in affiliated companies has more than temporarily declined as both companies are now expected to show operating losses in fiscal 1997. Accordingly, the Company anticipates a non-cash charge to results of operations of approximately $1.9 million in the first quarter of fiscal 1997, reflecting the permanent impairment in the value of its investment in affiliated companies.

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

As described in Note 13, on December 12, 1996, Epitope, Inc. merged with Andrew and Williamson Sales, Co. in a transaction accounted for as a pooling of interests. The accompanying supplemental financial statements give retroactive effect to the merger.

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

                        Supplemental Financial Statements

Report of Independent Auditors

To the Board of Directors of
Andrew and Williamson Sales, Co.


We have audited the accompanying balance sheets of Andrew and Williamson Sales, Co. as of September 30, 1996, and 1995, and the related statements of operations, changes in shareholders' equity, and cash flows for the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presently fairly, in all material respects, the financial position of Andrew and Williamson Sales, Co. at September 30, 1996, and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally acceptable accounting principles.


BOROS & FARRINGTON, APC

San Diego, California
November 6, 1996

Supplemental Financial Statements
Epitope Medical Products
Combined Balance Sheets
September 30                                                                        1996                          1995

Assets
Current assets
Cash and cash equivalents (Note 2) .......................                  $    795,787                  $     13,210
Marketable securities (Note 2) ...........................                    18,818,120                    17,080,246
Trade accounts receivable, net (Note 2) ..................                     1,147,599                       231,621
Other accounts receivable ................................                       174,083                       382,753
Inventories (Note 2) .....................................                     1,157,930                     1,433,746
Prepaid expenses .........................................                        89,518                       103,399
                                                                            ------------                  ------------
Total current assets .....................................                    22,183,037                    19,244,975

Property and equipment, net (Notes 2 and 4) ..............                     1,542,757                     1,989,769
Patents and proprietary technology, net (Note 2) .........                       601,234                       415,010
Investments in affiliated companies ......................                             -                       142,510
Other assets and deposits (Note 5) .......................                        22,758                        38,328
                                                                             -----------                   -----------
                                                                             $24,349,786                   $21,830,592

Liabilities and Group Equity
Current liabilities
Accounts payable ..........................................                 $    449,170                  $    819,424
Salaries, benefits and other accrued liabilities
  (Notes 2 and 9) .........................................                    1,368,166                     2,976,167
                                                                             -----------                   -----------
 Total current liabilities ................................                    1,817,336                     3,795,591

Commitments and contingencies (Notes 6, 8, 9,
  10 and 11)...............................................                            -                             -

Group equity (Note 6)
Contributed capital .......................................                   64,237,350                    60,479,315
Accumulated deficit .......................................                  (41,704,900)                  (42,444,314)
                                                                            -------------                 -------------
                                                                              22,532,450                    18,035,001

                                                                             $24,349,786                   $21,830,592


The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Epitope Medical Products
Combined Statements of Operations
For the Year Ended September 30                                            1996              1995                  1994

Revenues
Product sales .......................................               $ 4,864,378       $ 2,806,850           $ 2,580,798
Grants and contracts ................................                   729,271            48,672                24,560
                                                                     ----------       -----------           -----------
                                                                      5,593,649         2,855,522             2,605,358

Costs and expenses
Product costs .......................................                 2,681,429         3,163,012             2,141,319
Research and development costs ......................                 3,165,838         4,617,246             3,681,326
Selling, general and administrative expenses.........                 5,033,491         6,682,860             3,066,896
                                                                     ----------       -----------           -----------
                                                                     10,880,758        14,463,118             8,889,541

Loss from operations ................................                (5,287,109)      (11,607,596)           (6,284,183)

Other income (expense), net
Interest income......................................                 1,025,030           756,743               237,467
License fee..........................................                 5,000,000                 -                     -
Other, net...........................................                     1,493              (319)               (1,541)
                                                                     ----------        -----------          ------------
                                                                      6,026,523           756,424               235,926

Net income (loss) ...................................               $   739,414      $(10,851,172)          $(6,048,257)

Proforma net income (loss) per share ................               $       .05      $       (.87)          $      (.57)

Proforma weighted average number of shares
  outstanding .......................................                13,960,396        12,406,234            10,570,129

  The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Epitope Medical Products
Combined Statements of Changes in Group Equity
                                                           Contributed             Accumulated
                                                               capital                 deficit                     Total
Balances at September 30, 1993 ......................      $34,167,582            $(25,544,885)             $  8,622,697
Common stock issued upon
  exercise of options ...............................          636,293                       -                   636,293
Common stock issued as
  compensation ......................................          318,386                       -                   318,386
Compensation expense for
  stock option grants ...............................          823,350                       -                   823,350
Common stock issued upon
  exercise of warrants ..............................        9,718,259                       -                 9,718,259
Common stock issued in
  private placement .................................       17,057,563                       -                17,057,563
Equity issuance costs ...............................       (3,335,261)                      -                (3,335,261)
Net cash to Agritope ................................      (12,132,173)                      -               (12,132,173)
Net loss for the year ...............................                -              (6,048,257)               (6,048,257)
                                                        --------------            -------------             -------------
Balances at September 30, 1994 ......................       47,253,999             (31,593,142)               15,660,857

Common stock issued upon
  exercise of options ...............................        2,145,673                       -                 2,145,673
Common stock issued as
  compensation.......................................          196,802                       -                   196,802
Compensation expense for
  stock option grants ...............................        1,056,335                       -                 1,056,335
Common stock issued upon
  exercise of warrants...............................       18,892,750                       -                18,892,750
Equity issuance costs ...............................         (735,390)                      -                  (735,390)
Net cash to Agritope ................................       (8,330,854)                      -                (8,330,854)
Net loss for the year ...............................                -             (10,851,172)              (10,851,172)
                                                         -------------            -------------             -------------
Balances at September 30, 1995 ......................       60,479,315             (42,444,314)               18,035,001

Common stock issued upon
  exercise of options ...............................        4,886,118                       -                 4,886,118
Common stock issued as compensation .................          249,086                       -                   249,086
Compensation expense for stock
  option grants .....................................          815,019                       -                   815,019
Common stock issued upon
  exercise of warrants ..............................          826,600                       -                   826,600
Equity issuance costs ...............................             (152)                      -                      (152)
Net cash to Agritope ................................       (3,018,636)                      -                (3,018,636)
Net income for the year .............................                -                 739,414                   739,414
                                                         -------------           -------------              ------------
Balances at September 30, 1996 ......................      $64,237,350            $(41,704,900)              $22,532,450

The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Epitope Medical Products
Combined Statements of Cash Flows
For the Year Ended September 30                                     1996                  1995                   1994

Cash flows from operating activities
Net income (loss) .......................................      $   739,414            $(10,851,172)          $(6,048,257)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization ...........................          792,885                 795,295               651,076
(Gain) loss on disposition of property ..................           (1,098)                    319                 1,541
Increase in accounts receivable and
  other receivables .....................................         (707,308)                (76,549)             (180,767)
Increase (decrease) in inventories ......................          275,816                (375,640)             (272,279)
Decrease in prepaid expenses ............................           13,881                  38,031                43,354
Decrease (increase) in other assets and deposits.........           15,570                 (42,658)               (6,227)
Increase (decrease) in accounts payable and
 accrued liabilities ....................................       (2,151,110)              2,273,364               329,875
Common stock issued as compensation for services.........          249,086                 196,802               318,386
Compensation expense for stock option grants and
 deferred salary increases ..............................          815,019               1,056,335               915,351
                                                                ----------             -----------            ----------
Net cash provided by (used in) operating activities .....           42,155              (6,985,873)           (4,247,947)

Cash flows from investing activities
Investment in marketable securities .....................      (47,608,270)            (16,194,994)           (5,603,414)
Proceeds from sale of marketable securities .............       45,870,396               4,718,162                     -
Additions to property and equipment .....................         (180,112)             (1,112,292)             (461,914)
Proceeds from sale of property ..........................            7,432                   1,085                 1,000
Expenditures for patents and proprietary
  technology ............................................         (358,319)               (126,927)             (185,805)
Investment in affiliated companies ......................          142,510                  42,552                64,938
                                                                ----------             -----------           -----------
Net cash used in investing activities ...................       (2,126,363)            (12,672,414)           (6,185,195)

Cash flows from financing activities
Proceeds from issuance of common stock ..................        5,885,573              21,060,912            24,387,702
Cost of common stock issuance ...........................             (152)               (757,877)             (310,849)
Cash to Agritope ........................................       (3,018,636)             (8,330,854)          (12,132,173)
                                                              -------------           -------------         -------------
Net cash provided by financing activities ...............        2,866,785              11,972,181            11,944,680

Net increase (decrease) in cash and cash equivalents ....          782,577              (7,686,106)            1,511,538
Cash and cash equivalents at beginning of year ..........           13,210               7,699,316             6,187,778
                                                             -------------            ------------          ------------
Cash and cash equivalents at end of year ................      $   795,787           $      13,210           $ 7,699,316

The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Agritope
Combined Balance Sheets
September 30                                                   1996                  1995                   1996
                                                                                                        Proforma (1)
  Assets
  Current assets
  Cash and cash equivalents (Note 2) ................      $ 4,903,476           $ 4,246,687            $ 4,903,476
  Trade accounts receivable, net (Note 2) ...........        3,123,172             1,995,244              3,123,172
  Other accounts receivable .........................           32,337             1,249,554                 32,337
  Inventories (Note 2) ..............................        6,570,187             3,239,441              6,570,187
  Prepaid expenses ..................................           90,656               143,792                 90,656
                                                         -------------          ------------           ------------
  Total current assets ..............................       14,719,828            10,874,718             14,719,828

  Property and equipment, net (Notes 2 and 4) .......        2,658,655             2,068,931              2,658,655
  Patents and proprietary technology, net (Note 2) ..          510,244               140,757                510,244
  Investment in affiliated companies (Note 3) .......        2,651,294             2,185,630              2,651,294
  Other assets and deposits (Note 5) ................          321,011               326,650                234,877
                                                         -------------         -------------           ------------
                                                           $20,861,032           $15,596,686            $20,774,898
  Liabilities and Group Equity
  Current liabilities
  Borrowings under bank line of credit (Note 5) .....      $ 4,125,000           $ 3,150,000            $ 4,125,000
  Subordinated notes (Note 5) .......................        2,236,628                     -              2,236,628
  Current portion of long-term debt (Note 5) ........           98,368               196,134                 98,368
  Convertible notes, due 1997 (Notes 5 and 13) ......        3,620,003                     -                240,003
  Accounts payable ..................................        2,677,881             1,488,940              2,677,881
  Salaries, benefits and other accrued liabilities
    (Notes 2 and 9) .................................        1,208,136               274,959              1,208,136
                                                          ------------          ------------           ------------
  Total current liabilities .........................       13,966,016             5,110,033             10,586,016

  Long-term debt, less current portion (Note 5) .....          527,973               632,515                527,973
  Convertible notes, due 1997 (Notes 5 and 13) ......                -             3,620,003                      -
  Subordinated notes (Note 5) .......................                -             1,015,461                      -
  Commitments and contingencies (Notes 6, 8, 9,
    10 and 11).......................................                -                     -                      -
  Minority interest .................................          215,407                     -                215,407

  Group equity (Note 6)
  Contributed capital ...............................       36,736,343            33,474,043             41,246,863
  Accumulated deficit ...............................      (30,584,707)          (28,255,369)           (31,801,361)
                                                          -------------          ------------           ------------
                                                             6,151,636             5,218,674              9,445,502

                                                           $20,861,032           $15,596,686            $20,774,898

(1) Reflects the proforma effect of conversion of $3,380,000 principal amount of Agritope notes into 250,367 shares of common stock of Epitope at an exchange price of $13.50 per share (see Note 13).

The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Agritope
Combined Statements of Operations
For the Year Ended September 30                                   1996                    1995                    1994

Revenues
Product sales .......................................      $62,471,119             $54,194,291             $62,884,343
Grants and contracts ................................          585,485                  94,370                  33,642
                                                         -------------           -------------             -----------
                                                            63,056,604              54,288,661              62,917,985

Costs and expenses
Product costs........................................       57,262,340              52,337,266              60,374,171
Research and development costs ......................        1,338,703               2,204,993               2,368,880
Selling, general and administrative expenses.........        4,789,096               7,516,458               8,280,756
                                                          ------------            ------------             -----------
                                                            63,390,139              62,058,717              71,023,807

Loss from operations ................................         (333,535)             (7,770,056)             (8,105,822)

Other income (expense), net
Interest income......................................          361,938                 408,097                216,934
Interest expense.....................................         (829,231)               (681,859)              (657,059)
Other, net ..........................................         (203,510)                 21,356                 (3,837)
                                                          -------------          -------------           -------------
                                                              (670,803)               (252,406)              (443,962)

Net loss ............................................      $(1,004,338)            $(8,022,462)           $(8,549,784)

Proforma net loss per share .........................      $      (.15)            $     (1.29)           $     (1.62)

Proforma weighted average number of shares
 outstanding ........................................        6,590,710               6,203,117              5,285,064

The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Agritope
Combined Statements of Changes in Group Equity
                                                           Contributed             Accumulated
                                                               capital                 deficit                   Total
Balances at September 30, 1993 ......................      $11,281,128            $(10,809,123)           $    472,005
Common stock issued as
  compensation ......................................           50,392                       -                  50,392
Compensation expense for
  stock option grants  ..............................          343,922                       -                 343,922
Common stock issued upon
  exchange of convertible notes .....................          559,964                       -                 559,964
Equity issuance costs ...............................          (40,267)                      -                 (40,267)
Net cash from Epitope Medical Products...............       12,132,173                       -              12,132,173
Distributions to S-corporation shareholders..........                -                (540,000)               (540,000)
Net loss for the year ...............................                -              (8,549,784)             (8,549,784)
                                                         -------------            -------------           -------------
Balances at September 30, 1994 ......................       24,327,312             (19,898,907)              4,428,405

Common stock issued as
  compensation ......................................           69,998                       -                  69,998
Compensation expense for
  stock option grants ...............................          318,375                       -                 318,375
Common stock issued upon
  exchange of convertible notes .....................          449,991                       -                 449,991
Equity issuance costs ...............................          (22,487)                      -                 (22,487)
Net cash from Epitope Medical Products ..............        8,330,854                       -               8,330,854
Distributions to S-corporation shareholders .........                -                (334,000)               (334,000)
Net loss for the year ...............................                -              (8,022,462)             (8,022,462)
                                                         -------------            -------------           -------------
Balances at September 30, 1995 ......................       33,474,043             (28,255,369)              5,218,674

Common stock issued as compensation..................           14,500                       -                  14,500
Compensation expense for stock
  option grants .....................................          229,164                       -                 229,164
Net cash from Epitope Medical Products ..............        3,018,636                       -               3,018,636
Distributions to S-corporation shareholders .........                -              (1,325,000)             (1,325,000)
Net loss for the year ...............................                -              (1,004,338)             (1,004,338)
                                                         -------------            -------------           -------------
Balances at September 30, 1996 ......................      $36,736,343            $(30,584,707)            $ 6,151,636

The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Agritope
Combined Statements of Cash Flows
For the Year Ended September 30                                      1996                    1995                 1994

Cash flows from operating activities
Net loss ................................................     $(1,004,338)            $(8,022,462)         $(8,549,784)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization ...........................         474,256                 859,641              714,420
Loss on disposition of property and investments .........          64,126                  29,560               74,130
Decrease (increase) in accounts receivable and
  other receivables .....................................        (166,475)               (630,054)           1,306,977
Decrease (increase) in inventories ......................      (3,330,746)                222,991           (5,260,547)
Decrease (increase) in prepaid expenses .................          53,136                (100,940)              31,402
Decrease (increase) in other assets and deposits.........         (36,219)                  9,137                6,562
Increase (decrease) in accounts payable and
  accrued liabilities ...................................       2,122,118                 (12,991)           1,678,494
Common stock issued as compensation for services.........          14,500                  69,998               50,392
Compensation expense for stock option grants and
  deferred salary increases .............................         229,164                 318,375              343,922
                                                              -----------             -----------          -----------
Net cash used in operating activities ...................      (1,580,478)             (7,256,745)          (9,604,032)

Cash flows from investing activities
Additions to property and equipment .....................        (925,388)               (308,136)          (2,240,743)
Proceeds from sale of property ..........................               -                  13,258                    -
Expenditures for patents and proprietary
  technology ............................................        (411,943)               (178,208)                 135
Investment in affiliated companies ......................        (529,790)                548,876              (81,750)
Other investments .......................................         (54,278)                 48,990              (99,122)
Minority Interest in affiliated companies ...............         215,407                       -                    -
                                                             ------------            ------------         ------------
Net cash (used in) provided by investing activities .....      (1,705,992)                124,780           (2,421,480)

Cash flows from financing activities
Net borrowings under bank line of credit ................         975,000                 500,000            1,075,000
Issuance of long-term debt ..............................          15,575                  83,034               78,760
Principal payments on long-term debt ....................        (217,883)               (166,955)            (116,020)
Borrowings from shareholders ............................         255,764                   8,365              410,741
Principal payments on borrowings from
  shareholders...........................................        (103,833)               (368,327)             (58,359)
Distributions to S-corporation shareholders..............               -                (334,000)            (540,000)
Cash from Epitope Medical Products ......................       3,018,636               8,330,854           12,132,173
                                                              -----------             -----------          -----------
Net cash provided by financing activities ...............       3,943,259               8,052,971           12,982,295

Net increase in cash and cash equivalents ...............         656,789                 921,006              956,783
Cash and cash equivalents at beginning of year ..........       4,246,687               3,325,681            2,368,898
                                                              -----------             -----------          -----------
Cash and cash equivalents at end of year ................      $4,903,476              $4,246,687           $3,325,681

The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Balance Sheets

September 30                                                      1996                    1995                    1996
                                                                                                           Proforma (1)
   Assets
   Current assets
   Cash and cash equivalents (Note 2) ...............     $  5,699,263            $  4,259,897            $  5,699,263
   Marketable securities (Note 2) ...................       18,818,120              17,080,246              18,818,120
   Trade accounts receivable, net (Note 2) ..........        4,270,771               2,226,865               4,270,771
   Other accounts receivable ........................          206,420               1,632,307                 206,420
   Inventories (Note 2) .............................        7,728,117               4,673,187               7,728,117
   Prepaid expenses .................................          180,174                 247,191                 180,174
                                                          ------------            ------------            ------------
   Total current assets .............................       36,902,865              30,119,693              36,902,865

   Property and equipment, net (Notes 2 and 4) ......        4,201,412               4,058,700               4,201,412
   Patents and proprietary technology, net
    (Note 2) ........................................        1,111,478                 555,767               1,111,478
   Investment in affiliated companies (Note 3) ......        2,651,294               2,328,140               2,651,294
   Other assets and deposits (Note 5) ...............          343,769                 364,978                 257,635
                                                           -----------             -----------             -----------
                                                           $45,210,818             $37,427,278             $45,124,684
   Liabilities and Shareholders' Equity
   Current liabilities
   Borrowings under bank line of credit (Note 5) ....      $ 4,125,000             $ 3,150,000             $ 4,125,000
   Subordinated notes (Note 5) ......................        2,236,628                       -               2,236,628
   Current portion of long-term debt ................           98,368                 196,134                  98,368
   Convertible notes, due 1997 (Notes 5 and 13) .....        3,620,003                       -                 240,003
   Accounts payable .................................        3,127,051               2,308,364               3,127,051
   Salaries, benefits and other accrued liabilities
     (Notes 2 and 9) ................................        2,576,302               3,251,126               2,576,302
                                                           -----------            ------------             -----------
   Total current liabilities ........................       15,783,352               8,905,624              12,403,352

   Long-term debt, less current portion (Note 5) ....          527,973                 632,515                 527,973
   Convertible notes, due 1997 (Notes 5 and 13) .....                -               3,620,003                       -
   Subordinated notes (Note 5) ......................                -               1,015,461                       -
   Commitments and contingencies (Notes 6, 8, 9,
    10 and 11).......................................                -                       -                       -
   Minority Interest ................................          215,407                       -                 215,407

   Shareholders' equity (Note 6)
   Preferred stock, no par value - 1,000,000 shares authorized;
    no shares issued or outstanding .................                -                       -                       -

   Common stock, no par value - 30,000,000 shares
    authorized; 13,457,383 and 13,085,130 shares issued
    and outstanding, respectively ...................      100,973,693              93,953,358             105,484,213
   Accumulated deficit ..............................      (72,289,607)            (70,699,683)            (73,506,261)
                                                          -------------           -------------           -------------
                                                            28,684,086              23,253,675              31,977,952

                                                           $45,210,818             $37,427,278             $45,124,684

 (1) Reflects the proforma effect of conversion of $3,380,000 principal amount of Agritope notes into 250,367 shares of common stock of Epitope at an exchange price of $13.50 per share (see Note 13).

 The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Statements of Operations
   For the Year Ended September 30                                1996                    1995                    1994

   Revenues
   Product sales ....................................     $ 67,335,497            $ 57,001,141            $ 65,465,141
   Grants and contracts .............................        1,314,756                 143,042                  58,202
                                                          ------------            ------------            ------------
                                                            68,650,253              57,144,183              65,523,343
   Costs and expenses
   Product costs ....................................       59,943,769              55,500,278              62,515,490
   Research and development costs ...................        4,504,541               6,822,239               6,050,206
   Selling, general and administrative expenses......        9,822,587              14,199,318              11,347,652
                                                          ------------            ------------            ------------
                                                            74,270,897              76,521,835              79,913,348

   Loss from operations..............................       (5,620,644)            (19,377,652)            (14,390,005)

   Other income (expense), net
   Interest income...................................        1,386,968               1,164,840                 454,401
   Interest expense..................................         (829,231)               (681,859)               (657,059)
   License fee.......................................        5,000,000                       -                       -
   Other, net........................................         (202,017)                 21,037                  (5,378)
                                                           ------------            -----------              -----------
                                                             5,355,720                 504,018                (208,036)

   Net loss .........................................     $   (264,924)           $(18,873,634)           $(14,598,041)

   Net loss per share ...............................   $         (.02)         $        (1.52)         $        (1.38)

   Weighted average number of shares
    outstanding .....................................       13,181,420              12,406,234              10,570,129

 The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

                                                                                Common Stock         Accumulated
                                                               Shares           Dollars         deficit           Total
Balances at September 30, 1993..........................    9,611,922      $ 45,448,710   $ (36,354,008)     $9,094,702
Common stock issued upon exercise of options ...........       52,488           636,293               -         636,293
Common stock issued as
 compensation ..........................................       19,678           368,778               -         368,778
Compensation expense for
 stock option grants ...................................            -         1,167,272               -       1,167,272
Common stock issued upon
 exercise of warrants ..................................      618,291         9,718,259               -       9,718,259
Common stock issued upon
 exchange of convertible notes .........................       28,672           559,964               -         559,964
Common stock issued in
 private placement .....................................    1,115,500        17,057,563               -      17,057,563
Equity issuance costs ..................................            -        (3,375,528)              -      (3,375,528)
Distributions to S-corporation shareholders.............            -                 -        (540,000)       (540,000)
Net loss for the year ..................................            -                 -     (14,598,041)    (14,598,041)
                                                          -----------     -------------    -------------   -------------
Balances at September 30, 1994 .........................   11,446,551        71,581,311     (51,492,049)     20,089,262

Common stock issued upon
 exercise of options ...................................      183,525         2,145,673               -       2,145,673
Common stock issued as
 compensation ..........................................       16,013           266,800               -         266,800
Compensation expense for
 stock option grants ...................................            -         1,374,710               -       1,374,710
Common stock issued upon
 exercise of warrants ..................................    1,336,000        18,892,750               -      18,892,750
Common stock issued upon
 exchange of convertible notes .........................       23,041           449,991               -         449,991
Equity issuance costs ..................................            -          (757,877)              -        (757,877)
Distributions to S-corporation shareholders.............            -                 -        (334,000)       (334,000)
Net loss for the years .................................            -                 -     (18,873,634)    (18,873,634)
                                                         ------------      ------------    -------------   -------------
Balances at September 30, 1995 .........................   13,005,130        93,953,358     (70,699,683)     23,253,675

Common stock issued upon
 exercise of options ...................................      386,550         4,886,118               -       4,886,118
Common stock issued as compensation.....................       19,353           263,586               -         263,586
Compensation expense for stock
 option grants .........................................            -         1,044,183               -       1,044,183
Common stock issued upon
 exercise of warrants ..................................       46,350           826,600               -         826,600
Equity issuance costs ..................................            -              (152)              -            (152)
Distributions to S-corporation shareholders.............            -                 -      (1,325,000)     (1,325,000)
Net loss for the year ..................................            -                 -        (264,924)       (264,924)
                                                         ------------      ------------    -------------   -------------
Balances at September 30, 1996 .........................   13,457,383     $ 100,973,693    $(72,289,607)   $ 28,684,086

The accompanying notes are an integral part of these statements.

Supplemental Financial Statements
Epitope, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Year Ended September 30                                   1996                    1995                    1994

Cash flows from operating activities
Net loss ...............................................   $  (264,924)           $(18,873,634)           $(14,598,041)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization ..........................     1,267,141               1,654,936               1,365,496
Loss on disposition of property ........................        63,028                  29,879                  75,671
Decrease (increase) in accounts receivable and
  other receivables ....................................      (873,783)               (706,603)              1,126,210
Increase in inventories ................................    (3,054,930)               (152,649)             (5,532,826)
Decrease (increase) in prepaid expenses ................        67,017                 (62,909)                 74,756
Decrease (increase) in other assets and deposits........       (20,649)                (33,521)                    335
Increase in accounts payable and accrued
  liabilities ..........................................       (28,992)              2,260,373               2,008,369
Common stock issued as compensation for
  services..............................................       263,586                 266,800                 368,778
Compensation expense for stock option grants and
  deferred salary increases ............................     1,044,183               1,374,710               1,259,273
                                                           -----------             -----------             -----------
Net cash used in operating activities ..................    (1,538,323)            (14,242,618)            (13,851,979)

Cash flows from investing activities
Investment in marketable securities ....................   (47,608,270)            (16,194,994)             (5,603,414)
Proceeds from sale of marketable securities ............    45,870,396               4,718,162                       -
Additions to property and equipment ....................    (1,105,500)             (1,420,428)             (2,702,657)
Proceeds from sale of property .........................         7,432                  14,343                   1,000
Expenditures for patents and proprietary
  technology ...........................................      (770,262)               (305,135)               (185,670)
Investment in affiliated companies .....................      (387,280)                591,428                 (16,812)
Other investments ......................................       (54,278)                 48,990                 (99,122)
Minority interest in affiliated companies ..............       215,407                       -                       -
                                                          ------------             -----------             -----------
Net cash used in investing activities ..................    (3,832,355)            (12,547,634)             (8,606,675)

Cash flows from financing activities
Net borrowings under bank line of credit ...............       975,000                 500,000               1,075,000
Issuance of long-term debt .............................        15,575                  83,034                  78,760
Principal payments on long-term debt ...................      (217,883)               (166,955)               (116,020)
Proceeds from issuance of common stock .................     5,885,573              21,060,912              24,387,702
Cost of common stock issuance ..........................          (152)               (757,877)               (310,849)
Borrowings from shareholders ...........................       255,764                   8,365                 410,741
Principal payments on borrowings from
  shareholders .........................................      (103,833)               (368,327)                (58,359)
Distributions to S-corporation shareholders.............             -                (334,000)               (540,000)
                                                          ------------             ------------            ------------
Net cash provided by financing activities ..............     6,810,044              20,025,152              24,926,975

Net increase (decrease) in cash and cash equivalents ...     1,439,366              (6,765,100)              2,468,321
Cash and cash equivalents at beginning of year .........     4,259,897              11,024,997               8,556,676
                                                          ------------            ------------            ------------
Cash and cash equivalents at end of year ...............   $ 5,699,263             $ 4,259,897            $ 11,024,997

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

Note 2     Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of majority-owned subsidiaries are included in these statements. Minority-owned investments and joint ventures are accounted for using the equity method. Investments of less than 20 percent are carried at cost.

The accompanying combined financial statements of the Epitope Medical Products and Agritope groups have been prepared using the amounts included in the consolidated financial statements of the Company. Assets, liabilities, revenues and expenses of each group are included in the respective financial statements of the applicable group. Cash, cash equivalents and marketable securities have been allocated 80 percent to Epitope Medical Products and 20 percent to Agritope. Cash advanced and allocated by the Company to business units of the Agritope group has been reflected as contributed capital in the accompanying combined financial statements.

On November 6, 1996 the Company agreed to merge with Andrew and Williamson Sales, Co. (A&W) in a transaction to be accounted for as a pooling of interests. See Note 13. The accompanying consolidated financial statements and the combined financial statements of the Agritope Group have been restated to reflect the merger as if it had occurred at the beginning of the earliest period presented.

Certain corporate overhead services such as accounting, finance, general management, human resources, investor relations, information systems and payroll are provided by the Company on a centralized basis for the benefit of both groups (Shared Services). Such expenses have been allocated between Epitope Medical Products and Agritope in the accompanying combined financial statements using activity indicators which, in the opinion of management, represent a reasonable measure of the respective group's utilization of such shared services. These activity indicators, which will be reviewed periodically and adjusted to reflect changes in utilization, include number of employees, number of computers, and level of expenditures. The accompanying combined financial statements also include an adjustment to allocate interest income in the same proportion as the allocation of Shared Services between the two groups. Future interest income will be based on amounts earned by each group. Shared Services are included under the caption "Selling, general and administrative expenses" as follows:


Year Ended September 30                                      1996                      1995                         1994
Epitope Medical Products ..........................    $3,028,181                $3,575,069                   $1,899,969
Agritope ..........................................     1,069,249                 1,892,370                    1,735,688
                                                      -----------                ----------                   ----------
Consolidated ......................................    $4,097,430                $5,467,439                   $3,635,657

If the Agritope Stock Proposal is approved, the Company will provide holders of Epitope Medical Products and Agritope common stock separate financial statements prepared in accordance with generally accepted accounting principles, management's discussion and analysis of financial condition and results of operations, descriptions of businesses and other relevant information for each group. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) to each group for the purposes of preparing their respective historical and future financial statements, this attribution and the change in capitalization contemplated in the Agritope Stock Proposal will not affect legal title to such assets or responsibility for such liabilities of the Company or any of its subsidiaries. Holders of each class of common stock will be common shareholders of the Company and would be subject to risks associated with an investment in the Company and all its businesses, assets, and liabilities. Liabilities or contingencies of either group that affect the Company's resources or financial condition could affect the financial condition and results of operations of either group. Under the Agritope Stock Proposal, dividends to be paid to the holders of either class of common stock will be limited to the lesser of funds of the Company legally available for the payment of dividends or the Available Medical Products Dividend Amount or Available Agritope Dividend Amount as defined in the Company's Articles of Incorporation. The Company has never paid any cash dividends on shares of Epitope common stock. The Company currently intends to retain any of its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on either class of common stock in the foreseeable future. The dividends reflected in these financial statements were paid by A&W to its shareholders prior to the merger of A&W with the Company.

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

Inventories. Medical products inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Growing crops (included in work-in-process) are valued at the lower of cost (representing direct and indirect production costs) or estimated market. Harvested crops and frozen strawberry inventories (included in finished goods) are valued at the lower of average cost or market. Inventory components are summarized as follows:


September 30                                                                1996                                    1995
Epitope Medical Products
Raw materials.................................................        $  522,824                              $  657,568
Work-in-process ..............................................           389,642                                 379,470
Finished goods ...............................................           192,882                                 295,032
Supplies .....................................................            52,582                                 101,676
                                                                     -----------                             -----------
                                                                      $1,157,930                              $1,433,746
Agritope
Work-in-process...............................................        $4,466,880                              $2,201,073
Finished goods ...............................................         1,740,689                                 741,424
Supplies .....................................................           362,618                                 296,944
                                                                     -----------                             -----------
                                                                      $6,570,187                              $3,239,441
Consolidated
Raw materials ................................................        $  522,824                              $  657,568
Work-in-process ..............................................         4,856,522                               2,580,543
Finished goods ...............................................         1,933,571                               1,036,456
Supplies .....................................................           415,200                                 398,620
                                                                     -----------                             -----------
                                                                      $7,728,117                              $4,673,187

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

Accounting For Long-Lived Assets. The Company reviews its long-lived assets for impairment periodically or as events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. If the estimated net cash flows are less than the carrying amount of the long-lived assets, the Company recognizes an impairment loss in an amount necessary to write down long-lived assets to fair value as determined from expected discounted future cash flows. This accounting policy is consistent with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. There has been no significant impact to the Company's financial position or results of operations as the carrying amount of all long-lived assets is considered recoverable.

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

Amortization and accumulated amortization are summarized as follows:

                                                          1996          1995              1994
 Amortization for the year ended
   September 30,
 Epitope Medical Products                            $ 172,095     $ 130,313         $ 101,339
 Agritope                                               42,456        23,964            13,487
                                                     ---------     ---------         ---------
 Consolidated                                        $ 214,551     $ 154,277         $ 114,826

 Accumulated Amortization at
   September 30,
 Epitope Medical Products                            $ 621,110     $ 449,015         $ 318,702
 Agritope                                               79,907        37,451            13,487
                                                     ---------    ----------        ----------
 Consolidated                                        $ 701,017     $ 486,466         $ 332,189

Fair Value of Financial Instruments. The carrying amount for cash equivalents, marketable securities, accounts receivable, borrowings under bank line of credit, subordinated notes, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt and convertible notes approximates fair value because the related interest rates are comparable to rates currently available to the Company for debt with similar terms and maturities.

Revenue Recognition. Product revenues are recognized when the related products are shipped. Grant and contract revenues include funds received under research and development agreements with various entities. These grants and contracts generally provide for progress payments as expenses are incurred and certain research milestones are achieved. Revenue related to such grants and contracts is recognized as research milestones are achieved.

Accounts receivable are stated net of an allowance for doubtful accounts as follows:

September 30                                              1996                         1995
Epitope Medical Products                              $  6,872                     $  6,872
Agritope                                                64,571                      119,172
                                                      --------                    ---------
Consolidated                                          $ 71,443                     $126,044

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

As a separate company, A&W had elected S-Corporation tax treatment. As an S-Corporation, income or losses passed through to A&W's shareholders, and no provision for federal income taxes was reflected in the financial statements. State income taxes applicable to A&W were provided at a reduced rate under S-Corporation status. Following the merger (see Note 13), A&W will be taxed as a C-Corporation and will join with the Company in filing a consolidated federal income tax return. The termination of the S-Corporation status is not expected to have a material impact on future results of operations. As of September 30, 1996, the Company had net operating losses of approximately $66.7 million available to offset future federal and state taxable income, including taxable income of A&W. See Note 7.

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

Net Income (Loss) Per Share. Net income (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of the number of shares issuable upon exercise of outstanding warrants, options and convertible notes less the number of shares assumed to have been purchased for the treasury with the proceeds from the exercise of such. The weighted average number of shares has been adjusted to reflect the issuance of 520,000 additional shares issued in conjunction with the merger with A&W (see Note 13). Net income
(loss) per share for Epitope Medical Products and Agritope is presented on a proforma basis assuming that the distribution of Agritope common stock and redesignation of Epitope, Inc. common stock as Epitope Medical Products common stock pursuant to the Agritope Stock Proposal had occurred on October 1, 1993.

Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Primary and fully diluted earnings per share are the same.

Supplemental Cash Flow Information. Non-cash financing and investing activities not included in the consolidated statements of cash flows are summarized as follows:

Year Ended September 30                                  1996                     1995                           1994
Epitope Medical Products
Discount on private placement of common stock......$          -              $        -                      $3,024,413

Agritope
Conversion of notes to equity (Note 5).............$          -              $   427,496                     $  600,231
Investment in nonconsolidated subsidiary...........           -                2,584,979                               -
Distributions to S-corporation shareholders
  declared but not paid............................   1,325,000                        -                               -

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

Note 3   Investment in Affiliated Companies

In June 1995, Agritope agreed to sell its wholly owned grape plant propagation subsidiary, Vinifera, Inc. to VF Holdings, Inc. (VF), an affiliate of a Swiss investment group, pursuant to a stock purchase agreement. VF subsequently failed to make all the payments required under the VF Agreement. As part of a settlement of claims based on VF's default, VF retained a 4 percent minority interest in Vinifera and relinquished the majority interest to Agritope in August 1996.

The reacquisition of Vinifera in August 1996 has been accounted for under the purchase method. The net purchase price of $916,000 has been allocated to tangible net assets. Vinifera's results of operations are including in the Agritope Combined Statements of Operations and in the Consolidated Statements of Operations through May 1995, and for the month of September 1996. The following summarized proforma results of operations are presented as if the reacquisition had occurred on the first day of each period shown.

Year Ended September 30                              1996                                           1995
                                                     Proforma                                       Proforma
                                 Supplemental    Adjustments      Proforma     Supplemental     Adjustments    Proforma
Agritope
Revenues                           63,056,604        833,949    63,890,553       54,288,661         276,588  54,565,249
Net loss                           (1,004,338)    (1,464,002)   (2,468,340)      (8,022,462)       (460,296) (8,482,758)
Proforma loss per share                 (0.15)         (0.22)        (0.37)           (1.29)          (0.07)      (1.37)

Consolidated
Revenues                           68,650,253        833,949    69,484,202       57,144,183         276,588  57,420,771
Net loss                             (264,924)    (1,464,002)   (1,728,926)     (18,873,634)       (460,296)(19,333,930)
Loss per share                          (0.02)         (0.11)        (0.13)           (1.52)          (0.04)      (1.56)


In May 1995, Agritope's wholly owned subsidiary,  Agrimax Floral Products,  Inc.
(Agrimax),  ceased operations as an independent entity. UAF, Limited Partnership
(UAF), in which Agrimax obtained an 18 percent interest, was formed to combine the Agrimax operations in Charlotte, North Carolina, with those of Universal
American Flowers, Inc. in Tampa, Florida and Hammond, Louisiana. In connection with the UAF transaction, Agrimax contributed inventory, operating assets and the right to use its proprietary floral preservative and certain trademarks. In
May 1996, the equity interest of Agrimax was reduced to 9 percent as the result of a recapitalization of UAF.

The St. Paul, Minnesota,  facility of Agrimax ceased operations in June 1995. In
June 1996, Agrimax contributed inventory and operating assets to Petals USA, Inc. (Petals), a newly formed affiliate of a Canadian fresh flower wholesaler, in return for a 19.5 percent equity interest in Petals.






Notes to Supplemental Financial Statements, Continued



The investments by Agrimax are included in the accompanying consolidated balance sheets of the Company and combined balance sheets of Agritope under the caption
"Investment in affiliated companies." See Note 13.

For the years ended September 30, 1995, 1994 respectively, the accompanying financial statements of the Company and Agritope include revenues of $2.0 million and $2.2 million, and operating losses of $3.8 million, and $6.4 million attributable to the Agrimax and Vinifera business units. The accompanying statements of operations of the Company and Agritope for the year ended
September 30, 1995, includes the results of operations of Agrimax and Vinifera through May and also includes a charge of $500,000 primarily attributable to the disposition of Agrimax.

Note 4     Property and Equipment

Property and equipment are summarized as follows:


September 30                                                              1996                                  1995
Epitope Medical Products
Research and development laboratory equipment.............           $ 1,056,883                           $   898,716
Manufacturing equipment ..................................             1,291,546                             1,296,416
Office furniture and equipment ...........................             1,899,948                             2,041,897
Leasehold improvements ...................................             1,084,660                             1,084,660
Construction in progress .................................               134,557                                70,961
                                                                     -----------                           -----------
                                                                       5,467,594                             5,392,650
Less accumulated depreciation and amortization ...........            (3,924,837)                           (3,402,881)
                                                                    -------------                         -------------
                                                                    $  1,542,757                           $ 1,989,769

Agritope
Land .....................................................          $    420,817                           $   420,817
Buildings and improvements ...............................               717,508                               717,508
Research and development laboratory equipment ............               220,919                               196,255
Manufacturing and transportation equipment ...............             2,088,669                             1,789,933
Office furniture and equipment ...........................               188,251                               196,119
Leasehold improvements ...................................               166,398                               173,262
Construction in progress .................................               499,980                                34,650
                                                                    ------------                           -----------
                                                                       4,302,542                             3,528,544
Less accumulated depreciation and amortization............            (1,643,887)                           (1,459,613)
                                                                    -------------                         -------------
                                                                    $  2,658,655                           $ 2,068,931

Consolidated
Land .....................................................          $    420,817                           $   420,817
Buildings and improvements ...............................               717,508                               717,508
Research and development laboratory equipment ............             1,277,802                             1,094,971
Manufacturing and transportation equipment ...............             3,380,215                             3,086,349
Office furniture and equipment ...........................             2,088,199                             2,238,016
Leasehold improvements ...................................             1,251,058                             1,257,922
Construction in progress .................................               634,537                               105,611
                                                                    ------------                           -----------
                                                                       9,770,136                             8,921,194
Less accumulated depreciation and amortization............            (5,568,724)                           (4,862,494)
                                                                    -------------                         -------------
                                                                     $ 4,201,412                           $ 4,058,700

Note 5     Debt

Bank Line of Credit. At September 30, 1996, A&W had a bank line of credit which provided for borrowings of up to $6,500,000 and was to expire in August 1997. Borrowings under the line bore interest at the bank's prime interest rate plus
 .5 percent; were collateralized by substantially all of the assets of A&W; and were guaranteed by A&W's shareholders. The Company had the option to fix the interest rate for a specified period of time at the LIBOR rate for such period. See Note 13.

Convertible Notes. On June 30, 1992, Agritope completed a private placement with several European institutional investors pursuant to which $5,495,000 of convertible notes were issued. The notes are unsecured, mature on June 30, 1997 and bear interest at the rate of 4 percent per annum which is payable on each June 30 and December 31 until all outstanding principal and interest on the notes have been paid in full. The notes are convertible into common stock of the Company at a conversion price of $19.53 per share. In the event of an initial public offering of Agritope common stock, the notes would be automatically converted to shares of Agritope common stock at 90 percent of the public offering price.

During the years ended September 30, 1995 and 1994, respectively, investors exchanged $449,991 and $559,964 principal amount of convertible notes for the Company's common stock at a price of $19.53 per share. In conjunction with the exchanges, unamortized debt issuance costs of $22,487 and $40,267 related to such notes were recognized as equity issuance costs during 1996 and 1995, respectively. Debt issuance costs are included in other assets and are being amortized over the five-year life of the notes. Amortization expense of debt issuance costs for the years ended September 30, 1996, 1995 and 1994, respectively, totaled $108,257, $96,136 and $91,715, leaving an unamortized balance of $88,821 and $197,077 at September 30, 1996 and 1995, respectively. See Note 13.

Long-term Debt.  Long-term debt is summarized as follows:

September 30                                                                  1996                                1995
Agritope
Note payable, interest at 7%,
 due on demand, unsecured .........................................   $          -                           $  50,000
Installment notes, interest at 5.9% to 12.75%
 due various, secured by equipment ................................         59,824                             138,976
Installment note, interest at 9.25%,
 due June 1997, secured by equipment ..............................        263,717                             319,973
Note payable, interest at prime,
 due October 1997, unsecured ......................................        100,000                             100,000
Bank installment note, interest at prime plus
 1.25%, due March 1998, secured by property .......................        202,800                             219,700
                                                                        ----------                          ----------
                                                                           626,341                             828,649
Less current portion ..............................................        (98,368)                           (196,134)
                                                                        -----------                        ------------
                                                                         $ 527,973                           $ 632,515

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

As of September 30, 1996, maturities for long-term debt are as follows:

Year Ending September 30
1997....................................................................................................         $ 98,368
1998 ...................................................................................................          525,532
1999 ...................................................................................................            2,441
                                                                                                                ---------
                                                                                                                 $626,341

Subordinated Notes. The Company has notes payable to shareholders which are subordinated to the claims of its bank. These notes are due on demand and bear interest at 10 percent. The Company intends to pay these notes in full following the effective date of the merger. See Note 13.

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

Common Stock Reserved for Future Issuance. As of September 30, 1996, the following shares of the Company's common stock were reserved for future issuance, as more fully described below:

Purpose                                                                                                            Shares
Outstanding warrants ...........................................................................                2,000,640
Outstanding stock options ......................................................................                3,365,726
Employee Stock Purchase Plan subscriptions .....................................................                   42,820
Conversion of notes (Notes 5 and 13) ...........................................................                  185,356
                                                                                                               ----------
                                                                                                                5,594,542

If the Agritope Stock Proposal is approved, the Company will issue to the holders of the above rights to purchase shares of Epitope common stock or to convert notes into such shares, as applicable, the equivalent rights with respect to Agritope common stock on the basis of one-half share of Agritope common stock for each right to purchase one share of Epitope common stock.

Common Stock Warrants. As of September 30, 1996, the following warrants to purchase shares of common stock were outstanding:

Date of Issuance                                         Shares                  Price                    Expiration Date
September 26, 1991 ..................................   159,150                 $16.00                    September 30, 1997
December 23, 1992 ...................................   988,390                  18.50                    September 30, 1997
July 20, 1993 .......................................   375,000                  20.00                    September 30, 1997
August 1, 1993 ......................................   200,000                  18.50                    September 30, 1997
October 17, 1994 ....................................    50,000                  18.50                    September 30, 1997
November 22, 1994 ...................................   228,100                  18.50                    September 30, 1997
                                                     ----------
                                                      2,000,640

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

Options issued to employees under the Incentive Stock Option Plan (ISOP) were issued at prices not less than the fair market value of a share of common stock on the date of grant. The options are exercisable after one year from the date of grant at the rate of 25 percent per year cumulatively and expire ten years from the date of grant.

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

The 1991 Plan and 1992 Plan also provide that nonqualified options may be granted at a price not less than 75 percent of the fair market value of a share of common stock on the date of grant. The option term and vesting schedule of such awards may either be unlimited or have a specified period in which to vest and be exercised. For the discounted nonqualified options issued, the Company amortizes, on a straight-line basis over the vesting period of the options, the difference between the exercise price and the fair market value of a share of stock on the date of grant. As of September 30, 1996, 197,181 shares of Epitope common stock remain available for grant under the Company's stock award plans.

In October 1995, the Financial Accounting Standards Board issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a fair-value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under APB Opinion 25, Accounting for Stock Issued to Employees, but with additional financial statement disclosure. The Company plans to elect the disclosure-only alternative commencing in fiscal 1997 and therefore does not anticipate that SFAS 123 will have a material impact on its financial position or results of operations.

Options granted and outstanding under the Company's stock option plans are summarized as follows:

                                       1996                            1995                               1994
                             Shares            Price         Shares             Price           Shares            Price
Outstanding at
 beginning of period ..   3,636,103     $ 1.09-24.94      3,483,432      $ 1.09-24.94        3,052,653     $ 1.09-24.94
Granted ...............     901,379       9.81-18.13        802,050       14.94-18.88          589,850      14.38-22.94
Exercised .............    (386,550)      1.09-17.13       (183,525)       1.84-22.50          (52,488)     12.43-22.50
Canceled ..............    (785,206)     14.38-24.00       (465,854)       7.38-22.94         (106,583)      8.50-22.94
                         -----------                     -----------                        -----------
Outstanding at
 end of period ........   3,365,726     $ 3.50-24.94      3,636,103      $ 1.09-24.94        3,483,432     $ 1.09-24.94

Exercisable ...........   2,302,212     $ 3.50-24.94      2,002,925      $ 1.09-24.94        1,557,505     $ 1.09-24.94

Pursuant to the 1991 Plan, 973, 3,680 and 11,741 shares of common stock were also awarded to consultants and members of the Company's scientific advisory committees during 1996, 1995, and 1994, respectively.

Employee Stock Purchase Plans. In 1991, the shareholders approved the Company's adoption of the 1991 Employee Stock Purchase Plan (1991 ESPP) covering a maximum of 100,000 shares of common stock for subscription over two offering periods. The purchase price for stock purchased under the 1991 ESPP for each of the two 24-month subscription periods was the lesser of 85 percent of the fair market value of a share of common stock at the commencement of the subscription period or the fair market value at the close of each subscription period. An employee may also elect to withdraw at any time during the subscription period and receive the amounts paid plus interest at the rate of 6 percent. During April 1994, 676 shares, at a purchase price of $14.00 per share, were issued to employees for the second 1991 ESPP purchase period which closed March 31, 1994.

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

The 1993 ESPP was amended to allow the Company, at its discretion, to provide Special Offering Subscriptions whereby an employee's annual increase in compensation could be deferred for a one-year period. At the end of the one-year period, the employee can elect to receive the deferred compensation amount in the form of cash or shares of the Company's common stock. The purchase price for stock issued under a Special Offering Subscription is the lesser of 85 percent of the fair market value of a share of common stock on the first day of the calendar month the employee's increase was effective or the fair market value at the close of the one-year subscription period. During 1995 and 1994, respectively, 5,569 and 2,314 Special Offering Subscription shares were issued to employees at an average price of $15.26 and $15.24 per share.

Note 7   Income Taxes

As of September 30, 1996, the Company had net operating loss carryforwards of approximately $66.7 million and $50.0 million, respectively, to offset federal and state taxable income. These net operating loss carryforwards will generally expire from 2001 through 2011 if not used by the Company. Approximately $6.9 million of the Company's net operating loss carryforwards were generated as a result of deductions related to the exercise of stock options. When utilized, such carryforwards, as tax effected, will be reflected in the Company's financial statements as an increase in shareholders' equity rather than a reduction of the provision for income taxes.

Significant components of the Company's deferred tax asset were as follows (in thousands):

September 30                                                                1996                                   1995
Net operating loss carryforwards..............................          $ 24,489                               $ 26,110
Deferred compensation.........................................             1,997                                  1,665
Research & experimentation credit carryforwards...............             1,151                                  1,151
Accrued expenses..............................................               317                                    238
Other.........................................................               495                                    384
                                                                       ---------                               --------
Gross deferred tax assets.....................................            28,449                                 29,548
Valuation allowance...........................................           (28,449)                               (29,548)
                                                                       ---------                               --------
Net deferred tax asset........................................                 -                                      -

No benefit for the Company's deferred tax assets has been recognized in the accompanying financial statements as they do not satisfy the recognition criteria set forth in SFAS 109. The valuation allowance decreased $1.1 million in 1996, increased $7.5 million in 1995, and increased $6.2 million in 1994. The research and development tax credit carryforwards will generally expire from 2001 through 2010 if not used by the Company.

The expected federal statutory tax benefit of approximately $476,000 for the year ended September 30, 1996 is increased by approximately $61,000 for the effect of state and local taxes (net of federal impact), $1.1 million for the effect of the decrease in valuation allowance, and $840,000 for the effect of stock option deductions included in the valuation allowance and is reduced by approximately $2.5 million for the effect of Vinifera Inc.'s net operating loss carryforwards and certain state net operating loss carryforwards being removed from the consolidated tax group.

Note 8     Research and Development Arrangements

In February 1995, the Company entered into a Development, License and Supply Agreement with SmithKline Beecham, plc (SB) pursuant to which the Company will conduct research and development projects funded by SB. Agritope also performed research work in 1996 and 1995 with respect to raspberries which was partially funded by Sweetbriar Development, Inc. under a License Agreement dated October 18, 1994 and with respect to grapevine disease diagnostics funded by a grant from the U.S. Department of Agriculture under the Small Business Innovation Research Program.

During 1994, the Company participated in a National Cancer Institute program whereby the Company received funding for research toward the treatment of cancer. Agritope has also received grant support from the U.S. Department of Agriculture, Oregon Strawberry Commission, and Oregon Raspberry & Blackberry Commission for antifungal biocontrol research and from several strategic partners.

Revenues from research and development arrangements are included in the accompanying consolidated statements of operations under the caption "Grants and contracts." Expenses related to such arrangements are included under the caption "Research and development costs." The activity related to these arrangements is summarized as follows:

Year Ended September 30
Epitope Medical Products                                           1996             1995              1994
SB research projects......................................      712,000           40,000                 -
Other.....................................................       17,271            8,672            24,560
                                                              ---------         --------          --------
                                                                729,271           48,672            24,560

Project related expenses..................................    1,087,713          108,645            46,493

Agritope                                                          1996             1995              1994
Government research grants................................      144,987           16,358            33,642
Research projects with strategic partners.................      326,462           40,000                 -
Other.....................................................      114,036           38,012                 -
                                                              ---------         --------       -----------
                                                                585,485           94,370            33,642

Project related expenses..................................      461,460          318,401            35,728

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

In 1995, SB made an initial license fee payment of $1 million to the Company. SB also placed $5 million in escrow for future payment to the Company, of which $1 million was designated for reimbursement of future research project work and $4 million was designated as an additional license fee to be paid upon FDA approval of a pending request to amend the labeling of the Company's oral specimen collection device to indicate a two-year shelf life. The initial $1 million license fee was included as deferred revenue under the caption "Salaries, benefits and other accrued liabilities" in the accompanying consolidated balance sheets as of September 30, 1995. The escrowed funds are not reflected in the Company's financial statements. When such funds are disbursed, they will be recognized as revenue in accordance with the Company's revenue recognition policy. See Note 2.

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

Note 10    Commitments and Contingencies

The Company leases office, manufacturing, warehouse and laboratory facilities, and equipment under operating lease agreements which require minimum annual payments as follows:


                                                         Epitope
                                                         Medical
Year Ending September 30                                 Products                     Agritope               Consolidated
1997 ..............................................    $  345,577                   $  399,731                 $  745,308
1998 ..............................................       345,576                      317,394                    662,970
1999 ..............................................       346,356                      282,000                    628,356
2000 ..............................................       109,992                      282,000                    391,992
2001 ..............................................             -                      182,000                    182,000
                                                     ------------                    ---------                 ----------
                                                       $1,147,501                   $1,463,125                 $2,610,626

Under the agreements for the lease of its office and laboratory facilities, the Company is obligated to the lessor for its share of certain expenses related to the use, operation, maintenance and insurance of the property. These expenses, payable monthly in addition to the base rent, are not included in the amounts shown above. The Company also incurs rent expense for the short-term storage of produce. Rent expense aggregated $1,466,368, $1,336,021 and $1,441,940 for the years ended September 30, 1996, 1995 and 1994, respectively. Rent expense and the future minimum lease commitments above include rent of $132,000 per year for facilities leased from certain shareholders.

The Company is also contingently liable for a lease which has been assigned to UAF and the lease of property which has been subleased to Petals in the following amounts:

Year Ending September 30
1997 ............................................................................................            $  328,953
1998 ............................................................................................               341,304
1999 ............................................................................................               347,184
                                                                                                              ---------
                                                                                                             $1,017,441

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

Note 11    Profit Sharing and Savings Plan

The Company established a profit sharing and deferred salary savings plan in 1986 and restated the plan in 1991. All employees are eligible to participate in the plan. In addition, the plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under the provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. Effective October 1, 1991, the Company replaced a discretionary profit sharing provision with a matching contribution (either in cash, shares of Epitope common stock, or partly in both forms) equal to 50 percent of an employee's basic contribution, not to exceed 2.5 percent of an employee's compensation. The Board of Directors has the authority to increase or decrease the 50 percent match at any time. During 1996, 1995 and 1994, respectively, the Company contributed $73,315 (4,653 shares totaling $73,279 and the remainder in cash), $97,631 (5,562 shares totaling $97,607 and the remainder in cash), and $79,981 (4,632 shares totaling $79,807 and the remainder in cash to the plan. As of September 30, 1996, 17,035 shares are held by the plan.

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

Epitope Medical Products
In thousands

Geographic
 Areas              Revenues                             Operating Loss                     Identifiable Assets
                    1996      1995       1994        1996        1995       1994       1996       1995         1994
United
 States . . . .   $4,903    $2,630     $2,062     $(5,287)   $(11,608)   $(6,284)    $4,604     $3,768       $3,464
Canada . . . .       404        78        111           -           -          -          -          -            -
Latin
 America . . .       100         -          -           -           -          -          -          -            -
Europe . . . .        65        72        329           -           -          -          -          -            -
Other . . . . .      122        76        103           -           -          -          -          -            -
                --------  --------   --------   ---------   ---------  ---------   --------   --------     --------
                  $5,594    $2,856     $2,605     $(5,287)   $(11,608)   $(6,284)    $4,604     $3,768       $3,464


Agritope
In thousands
Geographic
 Areas              Revenues                            Operating Loss                     Identifiable Assets
                    1996      1995       1994        1996        1995       1994       1996       1995         1994
United
 States . . . .  $63,057   $54,289    $62,918      $ (333)    $(7,770)   $(8,106)   $16,875    $13,396      $ 8,197
Latin
 America . . .         -         -          -           -           -          -      3,996      2,201        3,303
              -------------------- ----------    --------    --------   --------   --------   --------     --------
                 $63,057   $54,289    $62,918      $ (333)    $(7,770)   $(8,106)   $20,871    $15,597      $11,500


Epitope, Inc. Consolidated
In thousands
Geographic
 Areas              Revenues                            Operating Loss                     Identifiable Assets
                    1996      1995       1994        1996        1995       1994       1996       1995         1994
United
 States . . . .  $67,959   $56,918    $64,981     $(5,621)   $(19,377)  $(14,390)   $41,825    $35,226      $25,379
Canada . . . .       404        78        111           -           -          -          -          -            -
Latin
 America . . .       100         -          -           -           -          -      3,396      2,201        3,303
Europe . . . .        65        72        329           -           -          -          -          -            -
Other . . . . .      122        76        103           -           -          -          -          -            -
                -------- ---------  --------- -----------  --------------------- ---------- ----------   ----------
                 $68,650   $57,144    $65,523     $(5,621)   $(19,377)  $(14,390)   $45,221    $37,427      $28,682

                                     - 105 -

Note 13 Subsequent Events

On October 25, the Company received an offer from a representative of the holders of the $3.6 million convertible notes due June 30, 1997, whereby the holders proposed to convert such notes into common stock of the Company at a reduced exchange price. On November 14, 1996, the Company agreed to exchange $3,380,000 principal amount of Agritope notes for 250,367 shares of common stock of the Company at an exchange price of $13.50 per share. Accordingly, the Company will recognize a charge to income of approximately $1.2 million representing the conversion expense in the first quarter of fiscal 1997.

On November 25, 1996, the Company negotiated an extension to the bank line of credit previously maintained by A&W. Under terms of the commitment letter, the $6.5 million revolving credit line will be extended until February 5, 1998, and will bear interest at prime or LIBOR plus 2.5 percent at the Company's option. The new line will be secured by A&W's accounts receivable, inventory and equipment and will be guaranteed by Epitope, Inc. The new line will also contain various financial covenants including minimum working capital and tangible net worth levels and maximum debt to net worth ratios.

On December 12, 1996, the Company merged with A&W, a producer and wholesale distributor of fruits and vegetables based in San Diego, California. Under the terms of the merger, the Company issued 520,000 shares of common stock of Epitope, Inc. in exchange for all of the outstanding common stock of A&W. The merger has been accounted for as a pooling of interests in the accompanying financial statements which have been restated as if the merger occurred on the first day of the earliest period presented. The merger will qualify as a tax-free reorganization for income tax purposes.

Based on information available on December 26, 1996, and due to continued operating losses at UAF in the four months ended October 31, 1996, coupled with a shortfall in sales and larger operating loss than expected at Petals in the fourth quarter of calendar 1996, the Company believes that the value of its investment in affiliated companies has more than temporarily declined as both companies are now expected to show operating losses in fiscal 1997. Accordingly, the Company anticipates a non-cash charge to results of operations of approximately $1.9 million in the first quarter of fiscal 1997, reflecting the permanent impairment in the value of its investment in affiliated companies.

No schedules are included with the foregoing financial statements because the required information is inapplicable or is presented in the financial statements or related notes thereto.

         (a)(3) Exhibits.

         See Index to Exhibits following the signature page of this report.

         (b)    Reports on Form 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 1997.


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

3.2               Restated Bylaws of Registrant.**

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

10.10 Lease dated as of August 25, 1994, between Tonka Bay Associates as agent for M Corp. of Illinois and Agrimax Floral Products, Inc. Incorporated by reference to Exhibit 10.10 to the 1994 10-K.

10.11 Office/Warehouse lease dated as of December 12, 1996, between Williamson and Andrew and Andrew and Williamson Sales, Co.*

10.12 Agreement dated December 9, 1987, between Registrant and Adolph Ferro, Ph.D. Incorporated by reference to Exhibit 4.3 to the 1988 S-1.*

10.13 Amendment to Agreement of December 9, 1987, dated November 11, 1996, between Registrant and Adolph J. Ferro, Ph.D.*

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

10.17 Superior Tomato Associates, L.L.C. Operating Agreement dated as of February 19, 1996, among Sunseeds Company, Andrew and Williamson Sales, Co., and Agritope, Inc.**

10.18 Development and Marketing Agreement dated as of February 19, 1996, among Superior Tomato Associates, L.L.C., Agritope, Inc., Sunseeds Company, and Andrew and Williamson Sales, Co.**

10.19             Form of Indemnification  Agreement for directors and officers.
                  Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (No. 333-15705).*

10.20 Amended and Restated Employment Agreement dated January 8, 1991 between Andrew S. Goldstein and Registrant. Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1991 (the "1991 10-K").*

10.21             Amended and Restated  Employment  Agreement  dated  January 9,
                  1991,   between  Adolph  J.  Ferro,   Ph.D.,  and  Registrant.
                  Incorporated by reference to Exhibit 10.29 to the 1991 10-K.*

10.22             Employment  Agreement dated January 28, 1990,  between Gilbert
                  N. Miller and Registrant. Incorporated by reference to Exhibit
                  10.19 to the 1994 10-K.*

10.23             Employment  Agreement  dated  July 1,  1990,  between  John H.
                  Fitchen,  M.D. and  Registrant.  Incorporated  by reference to
                  Exhibit 10.20 to the 1994 10-K.*

10.24             Employment  Agreement  dated July 15, 1995,  between  Byron A.
                  Allen,  Jr.,  and  Registrant.  Incorporated  by  reference to
                  Exhibit 10.23 to the 1995 10-K.*

10.25             Employment Agreement dated August 17, 1992, between Richard K.
                  Bestwick, Ph.D., and Agritope, Inc. Incorporated by reference to Exhibit 10.21 to Registrant's Registration Statement on Form S-4 (No. 333-15705).*

10.26             Employment  Agreement  dated May 31, 1995,  between  Joseph A.
                  Bouckaert  and  Vinifera,  Inc.  Incorporated  by reference to
                  Exhibit 10.20 to Registrant's Registration Statement on Form S-4 (No. 333-15705).*

10.27             Employment  Agreement dated December 12, 1996, between Fred L.
                  Williamson and Andrew and Williamson Sales, Co.* **

10.28 Credit Agreement dated August 5, 1996, between Wells Fargo Bank, National Association and Andrew and Williamson Sales, Co.**

10.29 Development, License and Supply Agreement between Registrant and SmithKline Beecham plc dated February 24, 1995, as amended. Portions of this agreement have been granted confidential treatment. Incorporated by reference to Exhibit
                  10.1 to Amendment No. 2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 30, 1995.

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

23.1              Consent of Price Waterhouse LLP.

23.2              Consent of Boros and Farrington, APC.

24.               Powers of Attorney.**

*        Management contract or compensatory plan or arrangement.
**       Previously filed.