Form 10-Q
period 1997-03-31
EPITOPE INC/OR/
filed 1997-05-15
CIK 801555

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                - - - - - - - - -

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _ _ _ _ _ _ _ to _ _ _ _

                         Commission File Number 1-10492


                                  EPITOPE, INC.
             (Exact name of Registrant as specified in its charter)

             OREGON                                        93-0779127
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

     8505 SW Creekside Place
        Beaverton, Oregon                                97008-7108
(Address of principal executive offices)                 (Zip code)

                                 (503) 641-6115
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock, no par value, outstanding as of March 31, 1997: 13,718,135

                          PART I. FINANCIAL INFORMATION

                                                                                                          PAGE NO.
                                                                                                          --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     EPITOPE MEDICAL PRODUCTS
     Condensed Combined Balance Sheets
         at September 30, 1996 and March 31, 1997...............................                             3
     Condensed Combined Statements of Operations
         for the three and six months ended March 31, 1997 and 1996 ............                             4
     Condensed Combined Statements of Changes in Group Equity
         for the six months ended March 31, 1997................................                             5
     Condensed Combined Statements of Cash Flows
         for the six months ended March 31, 1997 and 1996.......................                             6


     AGRITOPE
     Condensed Combined Balance Sheets
         at September 30, 1996 and March 31, 1997...............................                             7
     Condensed Combined Statements of Operations
         for the three and six months ended March 31, 1997 and 1996.............                             8
     Condensed Combined Statements of Changes in Group Equity
         for the six months ended March 31, 1997................................                             9
     Condensed Combined Statements of Cash Flows
         for  the six months ended March 31, 1997 and 1996......................                            10


     EPITOPE, INC. AND SUBSIDIARIES
     Condensed Consolidated Balance Sheets
         at September 30, 1996 and March 31, 1997...............................                            11
     Condensed Consolidated Statements of Operations
         for the three and six months ended March 31, 1997 and 1996.............                            12
     Condensed Consolidated Statements of Changes in Group Equity
         for the six months ended March 31, 1997................................                            13
     Condensed Consolidated Statements of Cash Flows
         for  the six months ended March 31, 1997 and 1996......................                            14

     Notes to Condensed Financial Statements....................................                            15


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS .................................................                            18


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS......................................................                            22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................                            23


EPITOPE MEDICAL PRODUCTS

CONDENSED COMBINED BALANCE SHEETS

                                                                                      3/31/97               9/30/96
                                                                                   (Unaudited)

ASSETS
Current assets
Cash and cash equivalents (Note 2) ....................................         $     151,520        $      795,787
Marketable securities (Note 2) ........................................            10,244,510            18,818,120
Trade accounts receivable, net ........................................             1,111,704             1,147,599
Other receivables .....................................................               268,811               174,083
Inventories (Note 2) ..................................................             1,442,544             1,157,930
Prepaid expenses ......................................................               370,890                89,518
                                                                                 ------------          ------------
                                                                                   13,589,979            22,183,037

Property and equipment, net ...........................................             1,437,854             1,542,757
Patents and proprietary technology, net ...............................               662,177               601,234
Other assets and deposits  ............................................                11,868                22,758
                                                                                 ------------          ------------
                                                                                $  15,701,878        $   24,349,786

LIABILITIES AND GROUP EQUITY
Current liabilities
Accounts payable ......................................................         $     306,343        $      449,170
Salaries, benefits and other accrued liabilities ......................             1,989,475             1,368,166
                                                                                 ------------          ------------
                                                                                    2,295,818             1,817,336

Commitments and contingencies..........................................                     -                     -

Group equity (Note 2)
Contributed capital ...................................................            56,520,719            64,237,350
Accumulated deficit....................................................           (43,114,659)          (41,704,900)
                                                                                  -----------           -----------
                                                                                   13,406,060            22,532,450

                                                                                $  15,701,878        $   24,349,786


EPITOPE MEDICAL PRODUCTS

CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED

                                                       3/31/97           3/31/96          3/31/97           3/31/96
Revenues
Product sales ................................... $  2,152,208     $   1,052,818     $  4,511,359     $   1,887,696
Grants and contracts ............................      183,729           154,419          465,339           544,082
                                                   -----------       -----------       ----------       -----------
                                                     2,335,937         1,207,237        4,976,698         2,431,778
Costs and expenses
Product costs ...................................      832,597           682,595        1,801,855         1,168,554
Research and development costs ..................    1,063,057           741,857        1,867,030         1,458,134
Selling, general and administrative expenses.....    1,678,648         1,395,028        3,156,345         2,703,137
                                                   -----------       -----------       ----------       -----------
                                                     3,574,302         2,819,480        6,825,230         5,329,825

Loss from operations ............................   (1,238,365)       (1,612,243)      (1,848,532)       (2,898,047)

Other income (expense), net
Interest income..................................      193,146           220,047          422,285           443,663
Other, net.......................................       16,550            (1,802)          16,488            (1,007)
                                                   -----------       ------------      ----------       ------------
                                                       209,696           218,245          438,773           442,656

Net loss......................................... $ (1,028,669)    $  (1,393,998)    $ (1,409,759)    $  (2,455,391)

Proforma net loss per share...................... $       (.08)    $        (.11)     $      (.10)    $        (.20)

Proforma weighted average number of
     shares outstanding..........................   13,714,551        12,547,795       13,428,920        12,519,936


EPITOPE MEDICAL PRODUCTS

CONDENSED COMBINED STATEMENTS OF CHANGES IN GROUP EQUITY (UNAUDITED)


                                                                     CONTRIBUTED      ACCUMULATED
                                                                         CAPITAL          DEFICIT             TOTAL

Balances at September 30, 1996.......................             $   64,237,350    $ (41,704,900)   $   22,532,450
Common stock issued upon
   exercise of options ..............................                     48,008                -            48,008
Common stock issued as
   compensation .....................................                     31,172                -            31,172
Compensation expense for
   stock option grants ..............................                    218,705                -           218,705
Net assets transferred to Agritope ..................                 (8,014,516)                        (8,014,516)
Net loss for the period .............................                          -       (1,409,759)       (1,409,759)
                                                                   -------------     -------------    --------------
Balances at March 31, 1997 ..........................             $   56,520,719    $ (43,114,659)   $   13,406,060


EPITOPE MEDICAL PRODUCTS

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           SIX MONTHS ENDED

                                                                                      3/31/97               3/31/96
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................         $  (1,409,759)       $   (2,455,391)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................               363,080               457,363
Increase in accounts receivable and other receivables .................               (58,833)             (315,627)
(Increase) decrease in inventories ....................................              (284,614)               81,167
Increase in prepaid expenses ..........................................              (281,372)             (302,085)
Increase (decrease) in accounts payable and accrued liabilities .......               478,482              (762,711)
Common stock issued as compensation for services.......................                31,172                37,687
Compensation expense for stock option grants and
   deferred salary increases ..........................................               218,705               471,336
Other, net ............................................................                 9,403                (1,089)
                                                                                 ------------          -------------
Net cash used in operating activities..................................              (933,736)           (2,789,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities ...................................           (11,245,688)          (18,943,849)
Proceeds from sale of marketable securities ...........................            19,820,785            23,425,034
Additions to property and equipment ...................................              (157,201)              (30,681)
Expenditures for patents and proprietary technology ...................              (161,919)             (223,619)
                                                                                 ------------          ------------
Net cash provided by investing activities..............................             8,255,977             4,226,885

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ................................                48,008             1,002,570
Cash advances to Agritope .............................................            (8,014,516)             (279,941)
                                                                                 -------------         -------------
Net cash provided by (used in) financing activities....................            (7,966,508)              722,629

Net increase (decrease) in cash and cash equivalents ..................              (644,267)            2,160,164
Cash and cash equivalents at beginning of period ......................               795,787                13,210
                                                                                 ------------          ------------
Cash and cash equivalents at end of period.............................         $     151,520        $    2,173,374


AGRITOPE

CONDENSED COMBINED BALANCE SHEETS

                                                                                      3/31/97               9/30/96
                                                                                   (Unaudited)

ASSETS
Current assets
Cash and cash equivalents (Note 2) ....................................         $      37,880        $    4,903,476
Marketable securities (Note 2) ........................................             2,561,128                     -
Trade accounts receivable, net ........................................               192,453               264,986
Other receivables .....................................................                18,849                32,337
Inventories (Note 2) ..................................................             1,484,030               509,745
Prepaid expenses ......................................................                30,408                   812
                                                                                 ------------          ------------
                                                                                    4,324,748             5,711,356

Property and equipment, net ...........................................             2,105,462             1,286,196
Patents and proprietary technology, net (Note 2).......................             1,162,349               510,244
Investment in affiliated companies (Note 3)............................               443,490             2,448,623
Net assets of discontinued operations (Note 5).........................             6,188,190                     -
Other assets and deposits .............................................                63,517               140,513
                                                                                 ------------          ------------
                                                                                $  14,287,756        $   10,096,932

LIABILITIES AND GROUP EQUITY
Current liabilities
Accounts payable ......................................................         $     135,203        $       91,474
Convertible notes due June 30, 1997 (Note 4)...........................               240,000             3,620,003
Salaries, benefits and other accrued liabilities ......................             1,955,429               735,478
                                                                                 ------------          ------------
                                                                                    2,330,632             4,446,955

Long-term debt.........................................................                10,601                     -
Minority interest in consolidated subsidiaries.........................               110,727               215,407
Commitments and contingencies (Note 5).................................                     -                     -

Group equity (Note 2)
Contributed capital ...................................................            56,257,295            36,714,932
Accumulated deficit....................................................           (44,421,499)          (31,280,362)
                                                                                  -----------           -----------
                                                                                   11,835,796             5,434,570

                                                                                $  14,287,756        $   10,096,932

AGRITOPE

CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED

                                                       3/31/97           3/31/96          3/31/97           3/31/96

Revenues
Product sales ................................... $    163,634     $           -     $    163,634     $           -
Grants and contracts ............................       62,526           262,669           88,322           349,267
                                                  ------------     -------------     ------------     -------------
                                                       226,160           262,669          251,956           349,267
Costs and expenses
Product costs ...................................      112,146                 -          112,146                 -
Research and development costs ..................      364,145           333,563          784,954           662,839
Selling, general and administrative expenses.....      660,956           356,789        1,413,150           702,323
                                                  ------------     -------------     ------------     -------------
                                                     1,137,247           690,352        2,310,250         1,365,162

Loss from operations ............................     (911,087)         (427,683)      (2,058,294)       (1,015,895)

Other income (expense), net
Interest income..................................       64,382            64,392          154,577           133,628
Interest expense.................................       (4,187)          (59,848)         (23,871)         (131,841)
Valuation loss (Note 3)..........................            -                 -       (1,900,000)                -
Cost of debt conversion (Note 4).................            -                 -       (1,216,654)                -
Other, net.......................................       41,913                 -          109,605                 -
                                                  ------------     -------------     ------------       -----------
                                                       102,108             4,544       (2,876,343)            1,787

Loss from continuing operations .................     (808,979)         (423,139)      (4,934,637)       (1,014,108)

Discontinued operations
Income from discontinued operations (Note 5) ....       48,312                 -          170,646                 -
Estimated loss on disposal (Note 5)..............   (8,377,146)                -       (8,377,146)                -
                                                  -------------    -------------     -------------    -------------
                                                    (8,328,834)                -       (8,206,500)                -

Net loss......................................... $ (9,137,813)    $    (423,139)    $(13,141,137)    $  (1,014,108)

Proforma loss per share from continuing
   operations.................................... $       (.12)    $        (.07)     $      (.73)    $        (.16)

Proforma net loss per share......................        (1.33)             (.07)           (1.96)             (.16)

Proforma weighted average number of
   shares outstanding............................    6,857,276         6,273,898        6,714,460         6,259,968


AGRITOPE

CONDENSED COMBINED STATEMENTS OF CHANGES IN GROUP EQUITY (UNAUDITED)


                                                                     CONTRIBUTED      ACCUMULATED
                                                                         CAPITAL          DEFICIT             TOTAL

Balances at September 30, 1996.......................             $   36,714,932    $ (31,280,362)   $    5,434,570
Common stock issued upon
   exercise of options ..............................                     29,576                -            29,576
Common stock issued as
   compensation .....................................                     14,564                -            14,564
Compensation expense for
   stock option grants ..............................                     20,832                -            20,832
Common stock issued upon exchange of
   convertible notes.................................                  4,442,875                -         4,442,875
Common stock issued upon acquisition (Note 5)........                  7,020,000                -         7,020,000
Net assets transferred from
   Epitope Medical Products..........................                  8,014,516                -         8,014,516
Net loss for the period .............................                          -      (13,141,137)      (13,141,137)
                                                                   -------------     -------------    --------------
Balances at March 31, 1997 ..........................             $   56,257,295    $ (44,421,499)   $   11,835,796

AGRITOPE

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           SIX MONTHS ENDED

                                                                                      3/31/97               3/31/96

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................         $ (13,141,137)       $   (1,014,108)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Income from discontinued operations (Note 5)...........................              (170,646)                    -
Non-cash portion of estimated loss on disposal (Note 5)................             7,767,653                     -
Depreciation and amortization .........................................               226,755               125,903
Decrease in accounts receivable and other receivables .................                86,021               306,216
Increase in inventories ...............................................              (974,285)                    -
(Increase) decrease in prepaid expenses ...............................               (29,596)               54,502
Increase (decrease) in accounts payable and accrued liabilities .......               263,680              (164,859)
Common stock issued as compensation for services.......................                14,564                     -
Compensation expense for stock option grants...........................                20,832               114,582
Minority interest in subsidiary operating results......................              (104,680)                    -
Valuation loss.........................................................             1,900,000                     -
Non-cash portion of cost of debt conversion............................             1,149,054                     -
Other, net.............................................................                (4,150)                1,884
                                                                                 -------------         ------------
Net cash used in operating activities..................................            (2,995,935)             (575,880)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities....................................            (2,561,128)                    -
Additions to property and equipment ...................................            (1,003,379)              (29,815)
Expenditures for patents and proprietary technology ...................              (692,687)                 (459)
Investment in affiliated companies ....................................                     -              (171,735)
Investment in discontinued operations (Note 5).........................            (5,767,160)                    -
                                                                                 -------------         ------------
Net cash used in investing activities..................................           (10,024,354)             (202,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt.............................................                10,898                     -
Principal payments on long-term debt...................................                  (297)                    -
Proceeds from issuance of stock........................................                29,576                     -
Minority interest investment in subsidiary.............................               100,000                     -
Cash advanced from Epitope Medical Products ...........................             8,014,516               279,941
                                                                                 ------------          ------------
Net cash provided by financing activities..............................             8,154,693               279,941

Net decrease in cash and cash equivalents .............................            (4,865,596)             (497,948)
Cash and cash equivalents at beginning of period ......................             4,903,476             4,246,687
                                                                                 ------------          ------------
Cash and cash equivalents at end of period.............................         $      37,880        $    3,748,739


EPITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      3/31/97               9/30/96
                                                                                   (Unaudited)
ASSETS
Current assets
Cash and cash equivalents (Note 2) ....................................         $     189,400        $    5,699,263
Marketable securities (Note 2) ........................................            12,805,638            18,818,120
Trade accounts receivable, net ........................................             1,304,157             1,412,585
Other receivables .....................................................               287,660               206,420
Inventories (Note 2) ..................................................             2,926,574             1,667,675
Prepaid expenses ......................................................               401,298                90,330
                                                                                 ------------          ------------
                                                                                   17,914,727            27,894,393

Property and equipment, net............................................             3,543,316             2,828,953
Patents and proprietary technology, net (Note 2).......................             1,824,526             1,111,478
Investment in affiliated companies (Note 3)............................               443,490             2,448,623
Net assets of discontinued operations (Note 5).........................             6,188,190                     -
Other assets and deposits .............................................                75,385               163,271
                                                                                 ------------          ------------
                                                                                $  29,989,634        $   34,446,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable ......................................................         $     441,546        $      540,644
Convertible notes due June 30, 1997 (Note 4)...........................               240,000             3,620,003
Salaries, benefits and other accrued liabilities ......................             3,944,904             2,103,644
                                                                                 ------------          ------------
                                                                                    4,626,450             6,264,291

Long-term debt.........................................................                10,601                     -
Minority interest in consolidated subsidiaries.........................               110,727               215,407
Commitments and contingencies (Note 5) ................................                     -                     -

Shareholders' equity (Note 2)
Preferred stock, no par value - 1,000,000 shares authorized
   no shares issued or outstanding.....................................                     -                     -
Common stock, no par value - 30,000,000 shares authorized
   13,718,135 and 12,937,383 shares issued and outstanding,
   respectively........................................................           112,778,014           100,952,282
Accumulated deficit....................................................           (87,536,158)          (72,985,262)
                                                                                  -----------           -----------
                                                                                   25,241,856            27,967,020

                                                                                $  29,989,634        $   34,446,718

EPITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED

                                                       3/31/97           3/31/96          3/31/97           3/31/96

Revenues
Product sales ................................... $  2,315,842     $   1,052,818     $  4,674,993     $   1,887,696
Grants and contracts ............................      246,255           417,088          553,661           893,349
                                                  ------------     -------------     ------------     -------------
                                                     2,562,097         1,469,906        5,228,654         2,781,045
Costs and expenses
Product costs ...................................      944,743           682,595        1,914,001         1,168,554
Research and development costs ..................    1,427,202         1,075,420        2,651,984         2,120,973
Selling, general and administrative expenses.....    2,339,604         1,751,817        4,569,495         3,405,460
                                                  ------------     -------------     ------------     -------------
                                                     4,711,549         3,509,832        9,135,480         6,694,987

Loss from operations ............................   (2,149,452)       (2,039,926)      (3,906,826)       (3,913,942)

Other income (expense), net
Interest income..................................      257,528           284,439          576,862           577,291
Interest expense.................................       (4,187)          (59,848)         (23,871)         (131,841)
Valuation loss (Note 3)..........................            -                 -       (1,900,000)                -
Cost of debt conversion (Note 4).................            -                 -       (1,216,654)                -
Other, net.......................................       58,463            (1,802)         126,093            (1,007)
                                                  ------------     -------------     ------------     -------------
                                                       311,804           222,789       (2,437,570)          444,443

Net loss from continuing operations..............   (1,837,648)       (1,817,137)      (6,344,396)       (3,469,499)

Discontinued operations
Income from discontinued operations (Note 5).....       48,312                 -          170,646                 -
Estimated loss on disposal (Note 5)..............   (8,377,146)                -       (8,377,146)                -
                                                  -------------    -------------     -------------    -------------
                                                    (8,328,834)                -       (8,206,500)                -

Net loss......................................... $(10,166,482)    $  (1,817,137)    $(14,550,896)    $  (3,469,499)

Loss per share from continuing operations........ $       (.13)    $        (.14)     $      (.47)    $        (.28)

Net loss per share...............................         (.74)             (.14)           (1.08)             (.28)

Weighted average number of shares
   outstanding...................................   13,714,551        12,547,795       13,428,920        12,519,936

EPITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                            COMMON STOCK              ACCUMULATED
                                                        SHARES           DOLLARS          DEFICIT             TOTAL

Balances at September 30, 1996...................   12,937,383   $   100,952,282   $  (72,985,262)   $   27,967,020
Common stock issued upon
   exercise of options ..........................        6,096            77,584                -            77,584
Common stock issued as
   compensation .................................        4,289            45,736                -            45,736
Compensation expense for
   stock option grants ..........................            -           239,537                -           239,537
Common stock issued upon exchange of
   convertible notes.............................      250,367         4,442,875                -         4,442,875
Common stock issued upon acquisition (Note 5)....      520,000         7,020,000                -         7,020,000
Net loss for the period .........................            -                 -      (14,550,896)      (14,550,896)
                                                  ------------     -------------     ------------     -------------
Balances at March 31, 1997 ......................   13,718,135   $   112,778,014   $  (87,536,158)   $   25,241,856


EPITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          SIX MONTHS ENDED

                                                                                      3/31/97               3/31/96

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................         $ (14,550,896)       $   (3,469,499)
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
Income from discontinued operations (Note 5)...........................              (170,646)                    -
Non-cash portion of estimated loss on disposal (Note 5)................             7,767,653                     -
Depreciation and amortization .........................................               589,835               583,266
(Increase) decrease in accounts receivable and other receivables ......                27,188                (9,411)
(Increase) decrease in inventories ....................................            (1,258,899)               81,167
Increase in prepaid expenses ..........................................              (310,968)             (247,583)
Increase (decrease) in accounts payable and accrued liabilities .......               742,162              (927,570)
Common stock issued as compensation for services.......................                45,736                37,687
Compensation expense for stock option grants and
   deferred salary increases ..........................................               239,537               585,918
Minority interest in subsidiary operating results......................              (104,680)                    -
Valuation loss.........................................................             1,900,000                     -
Non-cash portion of cost of debt conversion............................             1,149,054                     -
Other, net.............................................................                 5,253                   795
                                                                                 ------------          ------------
Net cash used in operating activities..................................            (3,929,671)           (3,365,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities ...................................           (13,806,816)          (18,943,849)
Proceeds from sale of marketable securities ...........................            19,820,785            23,425,034
Additions to property and equipment ...................................            (1,160,580)              (60,496)
Expenditures for patents and proprietary technology ...................              (854,606)             (224,078)
Investment in discontinued operations (Note 5).........................            (5,767,160)                    -
Investment in affiliated companies ....................................                     -              (171,735)
                                                                                 ------------          -------------
Net cash provided by (used in) investing activities....................            (1,768,377)            4,024,876

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt.............................................                10,898                     -
Principal payments on long-term debt...................................                  (297)                    -
Proceeds from issuance of common stock ................................                77,584             1,002,570
Minority interest investment in subsidiary.............................               100,000                     -
                                                                                 ------------          ------------
Net cash provided by financing activities..............................               188,185             1,002,570

Net increase (decrease) in cash and cash equivalents ..................            (5,509,863)            1,662,216
Cash and cash equivalents at beginning of period ......................             5,699,263             4,259,897
                                                                                 ------------          ------------
Cash and cash equivalents at end of period.............................         $     189,400        $    5,922,113


NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1     THE COMPANY

Epitope, Inc. (the Company or Epitope) is an Oregon corporation utilizing biotechnology to develop and market medical diagnostic products through its Epitope Medical Products group (Epitope Medical Products) and superior new plants and related products through its Agritope group (Agritope).

The  interim  condensed  financial  statements  included  herein are  unaudited;
however, in the opinion of the Company, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for the interim periods. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. Results of operations for the six-month period ended March 31, 1997 are not necessarily indicative of the results of operations expected for the full fiscal year.


NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying combined financial statements of Epitope Medical Products and Agritope have been prepared using the amounts included in the consolidated financial statements of the Company. Assets, liabilities, revenues and expenses of each group are included in the respective financial statements of the applicable group. Cash, cash equivalents and marketable securities have been allocated 80% to Epitope Medical Products and 20% to Agritope. Cash, cash equivalents and marketable securities advanced and allocated by the Company to Agritope have been reflected as contributed capital in the combined financial statements. The presentation of separate financial statements for each group is consistent with a proposal, currently undergoing further study, to create two classes of common stock, one targeted to the operations of the Epitope Medical Products group, and the other to the Agritope group (the Agritope Stock Proposal).

On December 12, 1996, a subsidiary of the Company completed a merger with Andrew and Williamson Sales, Co. (A&W), a producer and wholesale distributor of fresh and frozen fruits and vegetables based in San Diego, California. Under the terms of the merger, the Company issued 520,000 shares of common stock of Epitope, Inc. in exchange for all of the outstanding common stock of A&W. In accordance with Accounting Principles Board Opinion No. 16, Business Combinations (APB No.
16), the merger was initially accounted for as a pooling of interests.

On May 4, 1997, the Company reached agreement with the former owners of A&W to rescind the merger. Accordingly, as required by APB Opinion No. 16, the merger has now been accounted for as a purchase transaction rather than as a pooling of interests. The purchase price was $7,020,000 based on the fair market value of the Company's stock used to acquire A&W. A&W's net assets as of March 31, 1997 and its results of operations for the period from December 13, 1996 through March 31, 1997 are presented in the accompanying financial statements as discontinued operations reflecting the agreement to rescind the merger (Note 5). A&W's results of operations reflect the amortization of acquired goodwill over a 15 year period under the straight-line method.

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

Inventories.

                                                                                      3/31/97               9/30/96
                                                                                   (Unaudited)

EPITOPE MEDICAL PRODUCTS
Raw materials..........................................................          $    574,602          $    522,824
Work-in-process .......................................................               352,624               389,642
Finished goods ........................................................               433,907               192,882
Supplies ..............................................................                81,411                52,582
                                                                                  -----------           -----------
                                                                                 $  1,442,544          $  1,157,930
AGRITOPE
Work-in-process .......................................................          $  1,484,030          $    471,208
Finished goods ........................................................                     -                38,537
                                                                                  -----------           -----------
                                                                                 $  1,484,030          $    509,745
CONSOLIDATED
Raw materials .........................................................          $    574,602          $    522,824
Work-in-process .......................................................             1,836,654               860,850
Finished goods ........................................................               433,907               231,419
Supplies ..............................................................                81,411                52,582
                                                                                  -----------           -----------
                                                                                 $  2,926,574          $  1,667,675

Net Loss Per Share. Consolidated net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were excluded from the computation because their effect is anti-dilutive. Net loss per share for Epitope Medical Products and Agritope is presented on a proforma basis assuming a ratio of one-half share of Agritope common stock for each share of Epitope common stock as contemplated under the Agritope Stock Proposal.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This new standard is effective for interim and annual periods ending after December 15, 1997. SFAS 128 will require the reporting of "basic" and "diluted" earnings per share (EPS) instead of "primary" and "fully diluted" EPS as required under current accounting principles. Basic EPS eliminates the common stock equivalents considered in calculating primary EPS. Diluted EPS is similar to fully diluted EPS. Since common stock equivalents were excluded as anti-dilutive in the computation of EPS, basic EPS would have been the same as primary EPS.

NOTE 3   INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies includes its 9% interest in UAF, Limited Partnership, a fresh flower distribution operation in Charlotte, North Carolina, and its 19.5% interest in Petals USA, Inc., an affiliate of a Canadian fresh flower wholesaler. During the first quarter of fiscal 1997, the Company determined that the value of its investment in affiliated companies had more than temporarily declined, and accordingly, recorded a non-cash charge to results of operations of $1.9 million reflecting the permanent impairment in the value of its investment in these companies.

NOTE 4     DEBT

Bank Line of Credit. Effective December 17, 1996, A&W entered into a new $6.5 million revolving bank line of credit and terminated its prior agreement. The new agreement expires February 5, 1998 and advances bear interest at prime or LIBOR plus 2.5%, at the Company's option. The line is secured by A&W's accounts receivable, inventory and equipment. Epitope has agreed to guarantee the line of credit and any succeeding line of credit through November 1, 1998. The Company's guarantee contains various financial covenants including minimum tangible net worth levels. The balance outstanding under the line was $2,375,000 at March 31, 1997.

Convertible Notes. In November 1996, the Company exchanged $3,380,000 principal amount of Agritope convertible notes for 250,367 shares of common stock of the Company at a reduced exchange price of $13.50 per share. Accordingly, the Company recognized a charge to results of operations of $1.2 million in the first quarter of fiscal 1997 representing the conversion expense.

NOTE 5   DISCONTINUED OPERATIONS, COMMITMENTS AND CONTINGENCIES

On March 29, 1997, the Centers For Disease Control and Prevention (CDC) associated an outbreak of Hepatitis A in Michigan with frozen strawberries produced by A&W. A&W immediately initiated a voluntary recall of the strawberries. There has been no further incidence of Hepatitis A attributed to the strawberries.

A former officer of A&W certified that the strawberries were grown in the U.S. when they were in fact grown in Mexico. The strawberries were grown, harvested, processed and sold prior to the Company's acquisition of A&W on December 12, 1996 (Note 2). A&W, its former shareholders, and Epitope have been named in lawsuits pertaining to the frozen strawberries. The Company intends to vigorously defend against the proceedings. While it is not possible to determine with certainty what the ultimate outcome of these lawsuits will be, management does not expect the final disposition of such proceedings to have a material adverse effect on the Company's financial position or future results of operations.

On May 4, 1997,  Epitope and A&W reached  agreement  to rescind the merger (Note
2). Under the rescission agreement, the former shareholders of A&W will return the 520,000 shares of Epitope common stock they received, and Epitope will return all of the outstanding shares of A&W common stock. Epitope will also receive A&W preferred stock in satisfaction of intercompany loans made to A&W between December 12, 1996 and March 19, 1997. This preferred stock carries a $5.7 million liquidation preference, dividend preferences, and various redemption features.

The results of operations of A&W from December 13, 1996 through March 31, 1997 have been presented as discontinued operations in the accompanying financial statements. Revenues of A&W were $10,169,000 for the three months ended March 31, 1997, and $13,569,000 for the period from December 13, 1996 through March 31, 1997.

The net assets of A&W, presented as discontinued operations, are summarized as follows:

                                                                      3/31/97
                                                                   (Unaudited)

Receivables..................................................   $   4,005,272
Inventories..................................................       5,846,128
Property and equipment, net..................................       1,631,568
Intangible assets resulting from purchase, net...............       6,353,323
Other assets.................................................         274,940
Accounts payable and accrued expenses........................      (1,736,103)
Bank line of credit..........................................      (2,375,000)
Long-term debt...............................................        (434,792)
Estimated valuation loss.....................................      (7,377,146)
                                                                 -------------
                                                                $   6,188,190

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of operations and financial condition should be read in conjunction with the Financial Statements and Notes thereto included in the Company's 1996 Annual Report on Form 10-K and with the Financial Statements and Notes thereto included in this Form 10-Q. Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors with respect to the Company include litigation against the Company related to A&W; damage to business reputation resulting from the Hepatitis A outbreak; loss or impairment of sources of capital; development of competing products; market acceptance of oral testing and genetically engineered produce; development of other methods for controlling fruit and vegetable ripening; crop failure; changes in federal or state law or regulations; and loss of key personnel. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

                             DISCONTINUED OPERATIONS

On December 12, 1996, a subsidiary of the Company completed a merger with Andrew and Williamson Sales, Co. (A&W), a producer and wholesale distributor of fresh and frozen fruits and vegetables based in San Diego, California. Under the terms of the merger, the Company issued 520,000 shares of common stock of Epitope, Inc. in exchange for all of the outstanding common stock of A&W. In accordance with Accounting Principles Board Opinion No. 16, Business Combinations (APB No.
16), the merger was initially accounted for as a pooling of interests.

On May 4, 1997, the Company reached agreement with the former owners of A&W to rescind the merger. Under the rescission agreement, the former shareholders of A&W will return the 520,000 shares of Epitope common stock they received, and Epitope will return all of the outstanding shares of A&W common stock. Epitope will also receive A&W preferred stock in satisfaction of intercompany loans made to A&W between December 12, 1996 and March 19, 1997. This preferred stock carries a $5.7 million liquidation preference, dividend preferences, and various redemption features.

Accordingly, as required by APB No. 16, the merger has now been accounted for as a purchase transaction rather than as a pooling of interests. A&W's net assets as of March 31, 1997 and its results of operations for the period from December 13, 1996 through March 31, 1997 are presented in the accompanying financial statements as discontinued operations reflecting the agreement to rescind the merger. A&W's results of operations include the amortization of the excess of the purchase price over the identifiable net assets at acquisition, using the straight-line method and a 15 year amortization period. The estimated loss on disposal of $8.4 million results from several factors, including a $1.8 million reduction in market price of the Company's stock from the purchase date to the rescission date, a $4.6 million discount of the A&W preferred stock to its estimated net present value as compared with the face amount of the loans made to A&W, the estimated $1 million loss resulting from the operations of A&W from April 1, 1997 through the expected recission date, and the accrual of $1 million in estimated costs of disposition.

                            EPITOPE MEDICAL PRODUCTS
RESULTS OF OPERATIONS

Revenues. Total revenues increased by $1,129,000 or 93% in the current quarter as compared to the second quarter of fiscal 1996, and by $2,545,000 or 105% in the comparable six month periods. Revenues by product line are shown below:

THREE MONTHS ENDED MARCH 31 (IN THOUSANDS, EXCEPT %)                        1997                       1996
                                                                     DOLLARS    PERCENT        DOLLARS    PERCENT
Product sales
   Oral collection device.................................          $  1,676         72%     $     650         54%
   Western blot HIV confirmatory test.....................               476         20            403         33
                                                                      ------        ---        -------        ---
                                                                       2,152         92          1,053         87
Grants and contracts......................................               184          8            154         13
                                                                      ------        ---        -------        ---
                                                                    $  2,336        100%     $   1,207        100%

SIX MONTHS ENDED MARCH 31 (IN THOUSANDS, EXCEPT %)                          1997                       1996
                                                                     DOLLARS    PERCENT        DOLLARS    PERCENT
Product sales
   Oral collection device.................................          $  3,576         72%     $   1,143         47%
   Western blot HIV confirmatory test.....................               935         19            745         31
                                                                      ------        ---        -------        ---
                                                                       4,511         91          1,888         78
Grants and contracts......................................               466          9            544         22
                                                                      ------        ---        -------        ---
                                                                    $  4,977        100%     $   2,432        100%

Sales of the Company's oral collection device increased by $1,026,000 or 158% in the current quarter as compared to the second quarter in fiscal 1996, and by $2,433,000 or 213% in the comparable six month periods. The increase is primarily attributable to increased use of the device for insurance testing purposes following approval of the device by the Food and Drug Administration
(FDA) in June 1996 for use in conjunction with an oral-based confirmatory test. As of March 31, 1997, the Company had firm orders for the device totaling $1,664,000 scheduled for shipment before June 30, 1997.

Sales of the Company's Western blot HIV confirmatory test increased by $73,000 or 18% in the current quarter as compared to the second quarter in fiscal 1996, and by $190,000 or 26% in the comparable six month periods. Sales in the prior year were negatively affected by a reduction in orders from the Company's exclusive distributor for this product as the distributor lowered inventory stock levels. In addition, current year sales of the oral-based Western blot HIV confirmatory tests have increased as a result of increased sales of the related oral collection device. As of March 31, 1997, the Company had firm orders for the confirmatory HIV test totaling $445,000 scheduled for shipment before June 30, 1997.

Grant and contract revenues increased by $30,000 or 19% in the current quarter as compared to the second quarter of fiscal 1996, and decreased by $79,000 or 14% in the comparable six month periods. These fluctuations are primarily related to research and development projects conducted in collaboration with the Company's strategic partner, SmithKline Beecham plc (SB). These research projects are directed at developing new applications for the oral collection device, and at making improvements to the device. The Company has entered into a research and development arrangement with SB whereby SB funds a portion of the cost of such projects in exchange for distribution rights to any resulting new products. Revenue from such projects can vary significantly from quarter to quarter as new projects are started while other projects may be extended, completed, or terminated. As of March 31, 1997, the Company had deferred revenue of $439,000 included in "Salaries, benefits and other accrued liabilities" related to these projects.

Gross Margins on product sales were 61% and 60% of sales in the second quarter and first six months of fiscal 1997 as compared to 35% and 38% of sales in the comparable periods of fiscal 1996. The improvement in gross margins is attributable to increased sales volume of the oral collection device which resulted in lower per unit costs and to the shift in product mix towards the oral collection device which carries a higher gross margin than does the Western blot confirmatory HIV test.

Research and development costs increased by $321,000 or 43% in the current quarter as compared to the second quarter of fiscal 1996 and by $409,000 or 28% in the comparable six month periods. This increase is a result of increased research and development expenses incurred under arrangements with SB and for other projects conducted by the Company. Expenditures for these projects can vary significantly from quarter to quarter as new projects are started while other projects may be extended, completed, or terminated.

Selling, general and administrative expenses increased by $284,000 or 20% in the current quarter as compared to the second quarter in fiscal 1996 and by $453,000 or 17% in the comparable six month periods, primarily as a result of increased selling and marketing efforts. These expenses include charges for corporate overhead allocation of shared services of $1,062,000 and $893,000, respectively, for the current and prior year quarters and $1,826,000 and $1,722,000, respectively, for the current and prior year six month periods.

LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                                                        3/31/97               9/30/96
Cash and cash equivalents..............................................              $    151              $    796
Marketable securities..................................................                10,245                18,818
Working capital........................................................                11,294                20,366

During the six months ended March 31, 1997, proceeds from the sale of marketable securities represented the primary source of funds for meeting the Company's requirements for operations and business expansion. Inventories increased during the period by $285,000 as a result of increased production levels. Salaries, benefits and other accrued liabilities increased by $621,000 primarily due to $439,000 of grant and contract funding received in advance of the related research efforts.

                                    AGRITOPE

RESULTS OF OPERATIONS

Revenues. Total revenues decreased by $37,000 or 14% in the current quarter as compared to the second quarter of fiscal 1996 and by $97,000 or 28% in the comparable six month periods. Revenues by product line are shown below:


THREE MONTHS ENDED MARCH 31 (IN THOUSANDS, EXCEPT %)                        1997                       1996
                                                                      DOLLARS    PERCENT        DOLLARS    PERCENT
Product Sales
   Grape plant sales......................................            $   164         72%       $     -          -%

Grants and contracts......................................                 62         28            263        100
                                                                      -------       ----        -------        ---
                                                                      $   226        100%       $   263        100%

SIX MONTHS ENDED MARCH 31 (IN THOUSANDS, EXCEPT %)                          1997                       1996
                                                                      DOLLARS    PERCENT        DOLLARS    PERCENT
Product Sales
   Grape plant sales......................................            $   164         65%      $      -          -%

Grants and contracts......................................                 88         35            349        100
                                                                      -------       ----        -------        ---
                                                                       $  252        100%        $  349        100%

Sales in the Company's grape plant propagation subsidiary (Vinifera) are highly seasonal and generally occur in the spring and summer planting seasons. Vinifera was acquired by the Company in August 1996 and therefore its results are not included in the comparable periods of fiscal 1996. As of March 31, 1997, Vinifera had firm orders totaling $1,297,000 for delivery in the spring and summer of 1997.

Grant and contract revenues decreased by $200,000 or 76% in the current quarter as compared to the second quarter of fiscal 1996, and by $261,000 or 75% in the comparable six month periods. Grant and contract revenues in the second quarter of fiscal 1996 included $200,000 received from a strategic partner for a research project. These research projects are directed at developing superior new plants through genetic engineering. Revenue from such projects can vary significantly from quarter to quarter as new projects are started while other projects may be extended, completed, or terminated.

Gross margins on product sales were 31% of sales in the second quarter and first six months of fiscal 1997. There were no comparable product sales for the prior year periods.

Research and development costs increased by $31,000 or 9% in the current quarter as compared to the second quarter in fiscal 1996 and by $122,000 or 18% in the comparable six month periods. The higher research and development costs in the current year reflect increased efforts to develop and propagate crops containing the Company's patented ethylene control technology as well as research and development efforts to improve grape plant propagation conducted by Vinifera. Vinifera was acquired by the Company in August 1996 and therefore its results are not included in the comparable periods of fiscal 1996.

Selling, general and administrative expenses increased by $304,000 or 85% in the current quarter as compared to the second quarter in fiscal 1996 and by $711,000 or 101% in the comparable six month periods. The increases are attributable to $439,000 of expenses incurred by Vinifera, which was not part of the combined group in the comparable periods of fiscal 1996, and to expenses of $256,000 related to development of a proposal, currently undergoing further study, to create two classes of common stock, one targeted to the operations of the Epitope Medical Products group, and the other to the Agritope group. These expenses also include charges for corporate overhead allocation of shared services of $369,000 and $261,000, respectively, for the current and prior year quarters and $639,000 and $518,000, respectively, for the comparable six month periods.

Other income (expense), net was impacted by two significant non-recurring charges in the first quarter of fiscal 1997. First, the Company recorded a non-cash charge to results of operations of $1,900,000, reflecting the permanent impairment in the value of its investment in affiliated companies. Secondly, conversion of $3,380,000 principal amount of the Agritope convertible notes at a reduced exchange price resulted in a charge to results of operations of $1,217,000. Interest expense decreased by $56,000 or 93% in the current quarter as compared to the second quarter in fiscal 1996 and by $108,000 or 82% in the comparable six month periods due to the conversion of notes into common stock.

LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                                                        3/31/97               9/30/96
Cash and cash equivalents..............................................              $     38               $ 4,903
Marketable securities..................................................                 2,561                     -
Working capital .......................................................                 1,994                 1,264

Working capital increased as a result of the conversion in November 1996 of $3,380,000 principal amount of Agritope notes into 250,367 shares of common stock of the Company, partially offset by the accrual of estimated costs of disposal of discontinued operations. Inventories increased by $974,000 due to a buildup at Vinifera in anticipation of sales in the spring and summer planting seasons. Expenditures for property and equipment were $1,003,000, largely as a result of expansion of greenhouse capacity at Vinifera. During the current year, Agritope made a one-time cash payment of $590,000 to a co-inventor of Agritope's ethylene control technology in exchange for all rights to future compensation. Such amount is included in "Patents and proprietary technology, net." Agritope's investment in affiliated companies, obtained in connection with divestiture of its fresh flower distribution business, was reduced by a non-cash charge of $1,900,000 reflecting the permanent impairment in the value of these investments. During the current year, the Company made intercompany loans totaling $5,765,000 to its discontinued operation, A&W.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Product Liability and Related Claims
------------------------------------

Lawsuits, described in more detail below, have been filed against the Company, Andrew & Williamson Sales, Co. ("A&W"), and various other parties arising out of the alleged association of certain frozen strawberries sold by A&W with an outbreak of Hepatitis A in Michigan in late March 1997. The berries were processed by A&W in the spring of 1996 and distributed in several states through the United States Department of Agriculture ("USDA") school lunch program. A&W's former chief executive officer certified to the USDA in November 1996 that the berries were grown in the United States, as required by the USDA school lunch program, although the berries in fact were grown in Mexico. The Company acquired A&W on December 12, 1996 without knowledge of the USDA contract or the certification.

Separate lawsuits regarding A&W strawberries have been instituted on behalf of a number of individual plaintiffs against the Company and A&W in the Circuit Court of the State of Michigan for the County of Calhoun. The causes of action alleged in the suits include product liability, fraudulent, negligent and innocent misrepresentation related to the USDA certification, negligence, and violation of the Michigan Consumer Protection Act. The lawsuits, filed in April 1997, seek compensatory and exemplary damages in an unspecified amount. The lawsuits have been removed to the United States District Court for the Western District of Michigan.

On April 8, 1997, a suit was filed in the Superior Court of the State of California for the County of Los Angeles, Central District, against the Company, A&W, and an unrelated company in connection with the A&W strawberries. The plaintiffs purport to represent a class of California residents and allege causes of action for gross negligence, negligence, breach of express and implied warranties, product liability, fraud, negligent misrepresentation, intentional and negligent infliction of emotional distress, unfair business practices and false and misleading advertising. The suit seeks compensatory and punitive damages in an unspecified amount, equitable relief in the form of disgorgement of profits from the sale of strawberries and creation of a fund to monitor the health and reimburse the medical expenses of the class members, and attorney fees. The suit has been removed to the United States District Court for the Central District of California.

On April 14, 1997, a suit was filed in the United States District Court for the Southern District of California against the Company, A&W, and four individuals who were then the former owners of A&W in connection with the A&W strawberries. The plaintiffs purport to represent a class and allege claims for relief for medical monitoring, unfair trade practices under the California Business and Professions Code, and violation of the federal Perishable Agricultural Commodities Act of 1930. The suit seeks compensatory, consequential and punitive damages in an unspecified amount. A class action alleging the same claims for relief against the same defendants was also filed on April 14, 1997, in the United States District Court for the District of Oregon.

Defense of each of the lawsuits described above has been tendered to the Company's insurance carriers and, as discussed under "Rescission of A&W
Acquisition" below, A&W has agreed to indemnify the Company for joint and several judgments and certain defense costs to the extent not reimbursed by insurance. The Company intends to vigorously defend against the proceedings. While it is not possible to determine with certainty what the ultimate outcome of these lawsuits will be, management does not expect the final disposition of such proceedings to have a material adverse effect on the Company's financial position or future results of operations.

Rescission of A&W Acquisition
-----------------------------

The Company previously reported in its Current Report on Form 8-K dated April 22, 1997, its commencement of a suit in the United States District Court for the District of Oregon to rescind its acquisition of A&W. On May 4, 1997, the parties entered into a settlement agreement pursuant to which the acquisition is to be rescinded. Pursuant to the settlement, the Company will exchange the outstanding A&W common stock for the 520,000 shares of the Company's common stock issued in the acquisition, and will also receive A&W nonvoting preferred stock with a liquidation preference of $5.7 million in return for the cancellation of loans by the Company to A&W.

Other terms of the settlement include:

         (1) Fred L. Williamson, Fred M. Williamson, and Keith Andrew will personally guarantee the $6.5 million credit facility provided by A&W's bank lender. The facility is secured by A&W accounts receivable and inventory. The Company's guarantee of the facility will also continue in effect through November 1, 1998, but the three individual guarantors have agreed to reimburse the Company for any amounts it is required to pay under its guarantee.

         (2) A&W has agreed to indemnify the Company for joint and several judgments against the two companies and for certain defense costs, to the extent not reimbursed by insurance. The Company and A&W have each reserved the right to assert claims against the other in connection with suits in which only one is named as a defendant. The parties will otherwise release each other from liabilities arising out of events occurring before the rescission.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibits are listed on the attached exhibit index following the signature page of this report.

(b)      Reports on Form 8-K

On April 3, 1997, the Company filed a current report on Form 8-K dated April 1, 1997, to report under Item 5 events related to the recall of frozen strawberries by A&W.

On April 22, 1997, the Company filed a current report on Form 8-K dated April 7, 1997, to report under Item 5 the filing of a suit by the Company in federal court seeking damages and rescission of its acquisition of A&W and developments and legal proceedings relating to A&W's distribution of frozen strawberries which the CDC associated with an outbreak of Hepatitis A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           EPITOPE, INC., an Oregon corporation


May 15, 1997               ADOLPH J. FERRO, Ph.D.
Date                       Adolph J. Ferro, Ph.D.
                           President, Chief Executive Officer and Director
                           (Principal Executive Officer)




May 15, 1997               GILBERT N. MILLER
Date                       Gilbert N. Miller
                           Executive Vice President, Chief Financial Officer
                           (Principal Financial Officer)




May 15, 1997               MARK V. ALLRED
Date                       Mark V. Allred
                           Controller
                           (Principal Accounting Officer)

                                  EXHIBIT INDEX



3.      Bylaws of the Company, as amended.

10.1 Settlement Agreement and Release dated as of May 4, 1997, among the Company, Keith R. Andrew and Kevin S. Andrew as cotrustees under the Fred W. and Virginia S. Andrew 1990 Revocable Living Trust, Keith R. Andrew individually, Fred L. Williamson, Fred M. Williamson, and Andrew and Williamson Sales, Co.

10.2 Credit Agreement between Andrew and Williamson Sales, Co. ("A&W"), and Wells Fargo Bank, National Association ("Wells Fargo"), Continuing Guaranty of the Company, and Subordination Agreement among A&W, the Company, and Wells Fargo, each dated as of December 17, 1996.

27.     Financial Data Schedule