Form 10-Q
period 1997-06-30
EPITOPE INC/OR/
filed 1997-08-14
CIK 801555

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                - - - - - - - - -

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1997
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _ _ _ _ _ to _ _ _ _ _

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock, no par value, outstanding as of June 30, 1997: 13,231,410

                          PART I. FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     EPITOPE MEDICAL PRODUCTS
     Condensed Combined Balance Sheets
         at September 30, 1996 and June 30, 1997............................ 3
     Condensed Combined Statements of Operations
         for the three and nine months ended June 30, 1997 and 1996 ........ 4
     Condensed Combined Statements of Changes in Group Equity
         for the nine months ended June 30, 1997............................ 5
     Condensed Combined Statements of Cash Flows
         for the nine months ended June 30, 1997 and 1996................... 6


     AGRITOPE
     Condensed Combined Balance Sheets
         at September 30, 1996 and June 30, 1997............................ 7
     Condensed Combined Statements of Operations
         for the three and nine months ended June 30, 1997 and 1996......... 8
     Condensed Combined Statements of Changes in Group Equity
         for the nine months ended June 30, 1997............................ 9
     Condensed Combined Statements of Cash Flows
         for  the nine months ended June 30, 1997 and 1996..................10


     EPITOPE, INC. AND SUBSIDIARIES
     Condensed Consolidated Balance Sheets
         at September 30, 1996 and June 30, 1997............................11
     Condensed Consolidated Statements of Operations
         for the three and nine months ended June 30, 1997 and 1996.........12
     Condensed Consolidated Statements of Changes in Shareholders' Equity
         for the nine months ended June 30, 1997............................13
     Condensed Consolidated Statements of Cash Flows
         for  the nine months ended June 30, 1997 and 1996..................14

     Notes to Condensed Financial Statements................................15


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS .............................................18


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS..................................................23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................25

EPITOPE MEDICAL PRODUCTS

CONDENSED COMBINED BALANCE SHEETS


                                                       6/30/97        9/30/96
                                                      (Unaudited)

ASSETS
Current assets
Cash and cash equivalents (Note 2) .............   $  1,826,660    $    795,787
Marketable securities (Note 2) .................      7,141,353      18,818,120
Trade accounts receivable, net .................      1,407,191       1,147,599
Other receivables ..............................        209,474         174,083
Inventories (Note 2) ...........................      1,352,720       1,157,930
Prepaid expenses ...............................        224,648          89,518
                                                   ------------    ------------
                                                     12,162,046      22,183,037

Property and equipment, net ....................      1,336,640       1,542,757
Patents and proprietary technology, net ........        660,348         601,234
Other assets and deposits ......................          7,256          22,758
                                                   ------------    ------------
                                                   $ 14,166,290    $ 24,349,786

LIABILITIES AND GROUP EQUITY
Current liabilities
Accounts payable ...............................   $    287,174    $    449,170
Salaries, benefits and other accrued liabilities      1,761,407       1,368,166
                                                   ------------    ------------
                                                      2,048,581       1,817,336

Commitments and contingencies ..................              -               -

Group equity (Note 2)
Contributed capital ............................     56,223,280      64,237,350
Accumulated deficit ............................    (44,105,571)    (41,704,900)
                                                   ------------    ------------
                                                     12,117,709      22,532,450

                                                   $ 14,166,290    $ 24,349,786

EPITOPE MEDICAL PRODUCTS

CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED

                                                      6/30/97          6/30/96          6/30/97           6/30/96
Revenues
Product sales ................................... $  2,500,010     $   1,065,916     $  7,011,369     $   2,953,612
Grants and contracts ............................      383,652            41,347          848,991           585,429
                                                   -----------       -----------       ----------       -----------
                                                     2,883,662         1,107,263        7,860,360         3,539,041
Costs and expenses
Product costs ...................................      970,078           623,966        2,771,933         1,792,520
Research and development costs...................    1,466,028           750,692        3,333,058         2,208,826
Selling, general and administrative expenses.....    1,568,459         1,132,657        4,724,804         3,835,794
                                                   -----------       -----------       ----------       -----------
                                                     4,004,565         2,507,315       10,829,795         7,837,140

Loss from operations ............................   (1,120,903)       (1,400,052)      (2,969,435)       (4,298,099)

Other income (expense), net
Interest income..................................      129,679           341,990          551,964           785,653
Other, net.......................................          312         5,003,334           16,800         5,002,327
                                                   -----------       -----------       ----------       -----------
                                                       129,991         5,345,324          568,764         5,787,980

Net income (loss)................................ $   (990,912)    $   3,945,272     $ (2,400,671)    $   1,489,881


EPITOPE MEDICAL PRODUCTS

CONDENSED COMBINED STATEMENTS OF CHANGES IN GROUP EQUITY (UNAUDITED)


                                                                     CONTRIBUTED     ACCUMULATED
                                                                       CAPITAL          DEFICIT          TOTAL

Balances at September 30, 1996 ......................             $   64,237,350    $ (41,704,900)   $ 22,532,450
Common stock issued upon
   exercise of options ..............................                     48,008                -          48,008
Common stock issued as
   compensation                                                          272,091                -         272,091
Compensation expense for
   stock option grants ..............................                    319,862                -         319,862
Net assets transferred to Agritope ..................                 (8,654,031)                      (8,654,031)
Net loss for the period .............................                          -       (2,400,671)     (2,400,671)
                                                                   -------------     -------------    ------------
Balances at June 30, 1997 ...........................             $   56,223,280    $ (44,105,571)   $ 12,117,709


EPITOPE MEDICAL PRODUCTS

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   NINE MONTHS ENDED

                                                                              6/30/97                6/30/96
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .....................................................   $  (2,400,671)       $    1,489,881
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................         547,570               648,504
Increase in accounts receivable and other receivables .................        (294,983)             (321,214)
(Increase) decrease in inventories ....................................        (194,790)              175,853
Increase in prepaid expenses ..........................................        (135,130)             (138,729)
Increase (decrease) in accounts payable and accrued liabilities .......         231,245            (1,935,206)
Common stock issued as compensation for services.......................         272,091                69,216
Compensation expense for stock option grants and
   deferred salary increases...........................................         319,862               651,147
Other, net ............................................................          13,704                 2,164
                                                                           ------------          ------------
Net cash provided by (used in) operating activities....................      (1,641,102)              641,616

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities ...................................     (15,298,316)          (35,078,490)
Proceeds from sale of marketable securities ...........................      26,977,551            34,837,414
Additions to property and equipment ...................................        (187,053)              (84,960)
Expenditures for patents and proprietary technology ...................        (214,184)             (333,594)
Return of investment in affiliated companies...........................               -               142,510
                                                                           ------------          ------------
Net cash provided by (used in) investing activities....................      11,277,998              (517,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ................................          48,008             5,252,455
Cash advances to Agritope .............................................      (8,654,031)           (2,527,809)
                                                                           -------------         -------------
Net cash provided by (used in) financing activities....................      (8,606,023)            2,724,646

Net increase in cash and cash equivalents .............................       1,030,873             2,849,142
Cash and cash equivalents at beginning of period ......................         795,787                13,210
                                                                           ------------          ------------
Cash and cash equivalents at end of period.............................   $   1,826,660        $    2,862,352

AGRITOPE

CONDENSED COMBINED BALANCE SHEETS

                                                              6/30/97        9/30/96
                                                            (Unaudited)

ASSETS
Current assets
Cash and cash equivalents (Note 2) ....................   $    453,389    $  4,903,476
Marketable securities (Note 2) ........................      1,785,338            --
Trade accounts receivable, net ........................        185,447         264,986
Other receivables .....................................          2,817          32,337
Inventories (Note 2) ..................................      1,987,506         509,745
Prepaid expenses ......................................         23,913             812
                                                          ------------    ------------
                                                             4,438,410       5,711,356

Property and equipment, net ...........................      2,443,498       1,286,196
Patents and proprietary technology, net ...............      1,293,369         510,244
Investment in affiliated companies (Note 3) ...........      1,306,680       2,448,623
Other assets and deposits .............................         29,950         140,513
                                                          ------------    ------------
                                                          $  9,511,907    $ 10,096,932

LIABILITIES AND GROUP EQUITY
Current liabilities
Accounts payable ......................................   $    237,079    $     91,474
Current portion of long-term debt .....................          4,186            --
Convertible notes (Note 4) ............................           --         3,620,003
Salaries, benefits and other accrued liabilities ......      1,780,884         735,478
                                                          ------------    ------------
                                                             2,022,149       4,446,955

Long-term debt, less current portion ..................         15,682            --
Minority interest in consolidated subsidiaries (Note 5)        769,799         215,407
Commitments and contingencies (Note 6) ................           --              --

Group equity (Note 2)
Contributed capital ...................................     52,448,435      36,714,932
Accumulated deficit ...................................    (45,744,158)    (31,280,362)
                                                          ------------    ------------
                                                             6,704,277       5,434,570

                                                          $  9,511,907    $ 10,096,932

AGRITOPE

CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED

                                                      6/30/97          6/30/96          6/30/97           6/30/96

Revenues
Product sales ................................... $    402,605     $           -     $    566,239     $           -
Grants and contracts ............................       13,185           164,763          101,507           514,030
                                                  ------------     -------------     ------------     -------------
                                                       415,790           164,763          667,746           514,030
Costs and expenses
Product costs ...................................      436,197                 -          548,343                 -
Research and development costs ..................      465,436           327,834        1,250,390           990,673
Selling, general and administrative expenses.....      850,893           362,075        2,264,043         1,064,398
                                                  ------------     -------------     ------------     -------------
                                                     1,752,526           689,909        4,062,776         2,055,071

Loss from operations ............................   (1,336,736)         (525,146)      (3,395,030)       (1,541,041)

Other income (expense), net
Interest income..................................       43,227           139,685          197,804           273,313
Interest expense.................................       (1,139)          (60,262)         (25,010)         (192,103)
Valuation loss (Note 3)..........................            -                 -       (1,900,000)                -
Cost of debt conversion (Note 4).................            -                 -       (1,216,654)                -
Other, net.......................................      (28,011)                -           81,594                 -
                                                  -------------    -------------     ------------       -----------
                                                        14,077            79,423       (2,862,266)           81,210

Loss from continuing operations .................   (1,322,659)         (445,723)      (6,257,296)       (1,459,831)

Discontinued operations
Income from discontinued operations (Note 6) ....            -                 -          170,646                 -
Estimated loss on disposal (Note 6)..............            -                 -       (8,377,146)                -
                                                  --------------    -------------     ------------      -----------
                                                             -                 -       (8,206,500)                -

Net loss......................................... $ (1,322,659)    $    (445,723)    $(14,463,796)    $  (1,459,831)

AGRITOPE

CONDENSED COMBINED STATEMENTS OF CHANGES IN GROUP EQUITY (UNAUDITED)


                                                 CONTRIBUTED   ACCUMULATED
                                                   CAPITAL       DEFICIT           TOTAL

Balances at September 30, 1996 ..............   $ 36,714,932   $(31,280,362)   $  5,434,570
Common stock issued upon
   exercise of options ......................         29,576           --            29,576
Common stock issued as
   compensation .............................         23,437           --            23,437
Compensation expense for
   stock option grants ......................         20,832           --            20,832
Common stock issued upon exchange of
   convertible notes ........................      4,442,875           --         4,442,875
Common stock issued upon acquisition (Note 6)      1,820,000           --         1,820,000
Minority interest investment
   in subsidiary (Note 5) ...................        742,752           --           742,752
Net assets transferred from
   Epitope Medical Products .................      8,654,031           --         8,654,031
Net loss for the period .....................           --      (14,463,796)    (14,463,796)
                                                ------------   ------------    ------------
Balances at June 30, 1997 ...................   $ 52,448,435   $(45,744,158)   $  6,704,277

AGRITOPE

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           NINE MONTHS ENDED

                                                                                     6/30/97              6/30/96

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................         $ (14,463,796)       $   (1,459,831)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Income from discontinued operations (Note 6)...........................              (170,646)                    -
Non-cash portion of estimated loss on disposal (Note 6)................             7,767,653                     -
Depreciation and amortization .........................................               383,302               188,885
(Increase) decrease in accounts receivable and other receivables ......               109,059               (82,338)
Increase in inventories ...............................................            (1,477,761)                    -
(Increase) decrease in prepaid expenses ...............................               (23,101)               55,284
Increase (decrease) in accounts payable and accrued liabilities .......               323,253              (203,821)
Common stock issued as compensation for services.......................                23,437                 4,029
Compensation expense for stock option grants...........................                20,832               171,873
Minority interest in subsidiary operating results......................              (208,310)                    -
Valuation loss.........................................................             1,900,000                     -
Non-cash portion of cost of debt conversion............................             1,149,054                     -
Other, net.............................................................                (9,046)                4,972
                                                                                 ------------          ------------
Net cash used in operating activities..................................            (4,676,070)           (1,320,947)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities....................................            (1,785,338)                    -
Additions to property and equipment ...................................            (1,471,276)              (40,114)
Expenditures for patents and proprietary technology ...................              (853,718)                 (459)
Investment in affiliated companies ....................................                     -              (327,550)
Investment in discontinued operations (Note 6).........................            (5,767,160)                    -
                                                                                 ------------          ------------
Net cash used in investing activities..................................            (9,877,492)             (368,123)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt.............................................                20,887                     -
Principal payments on long-term debt...................................              (241,019)              (39,507)
Proceeds from issuance of stock........................................                29,576                     -
Minority interest investment in subsidiary (Note 5)....................             1,640,000                     -
Cash advanced from Epitope Medical Products ...........................             8,654,031             2,527,809
                                                                                 ------------          ------------
Net cash provided by financing activities..............................            10,103,475             2,488,302

Net increase (decrease) in cash and cash equivalents ..................            (4,450,087)              799,232
Cash and cash equivalents at beginning of period ......................             4,903,476             4,246,687
                                                                                 ------------          ------------
Cash and cash equivalents at end of period.............................         $     453,389        $    5,045,919

EPITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     6/30/97              9/30/96
                                                                                   (Unaudited)

ASSETS
Current assets
Cash and cash equivalents (Note 2) ...................................         $  2,280,049            $  5,699,263
Marketable securities (Note 2) .......................................            8,926,691              18,818,120
Trade accounts receivable, net .......................................            1,592,638               1,412,585
Other receivables ....................................................              212,291                 206,420
Inventories (Note 2) .................................................            3,340,226               1,667,675
Prepaid expenses .....................................................              248,561                  90,330
                                                                               ------------            ------------
                                                                                 16,600,456              27,894,393

Property and equipment, net ..........................................            3,780,138               2,828,953
Patents and proprietary technology, net ..............................            1,953,717               1,111,478
Investment in affiliated companies (Note 3) ..........................            1,306,680               2,448,623
Other assets and deposits ............................................               37,206                 163,271
                                                                               ------------            ------------
                                                                               $ 23,678,197            $ 34,446,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable .....................................................         $    524,253            $    540,644
Current portion of long-term debt ....................................                4,186                       -
Convertible notes due June 30, 1997 (Note 4) .........................                    -               3,620,003
Salaries, benefits and other accrued liabilities .....................            3,542,291               2,103,644
                                                                               ------------            ------------
                                                                                  4,070,730               6,264,291

Long-term debt, less current portion .................................               15,682                       -
Minority interest in consolidated subsidiaries (Note 5) ..............              769,799                 215,407
Commitments and contingencies (Note 6) ...............................                    -                       -

Shareholders' equity (Note 2)
Preferred stock, no par value - 1,000,000 shares authorized
   no shares issued or outstanding ...................................                    -                       -
Common stock, no par value - 30,000,000 shares authorized
   13,231,410 and 12,937,383 shares issued and outstanding,
   respectively ......................................................          108,671,715             100,952,282
Accumulated deficit ..................................................          (89,849,729)            (72,985,262)
                                                                               ------------            ------------
                                                                                 18,821,986              27,967,020

                                                                               $ 23,678,197            $ 34,446,718

EPITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED

                                                      6/30/97          6/30/96           6/30/97         6/30/96

Revenues
Product sales ................................... $  2,902,615     $   1,065,916     $  7,577,608     $   2,953,612
Grants and contracts ............................      396,837           206,110          950,498         1,099,459
                                                  ------------     -------------     ------------     -------------
                                                     3,299,452         1,272,026        8,528,106         4,053,071
Costs and expenses
Product costs ...................................    1,406,275           623,966        3,320,276         1,792,520
Research and development costs...................    1,931,464         1,078,526        4,583,448         3,199,499
Selling, general and administrative expenses.....    2,419,352         1,494,732        6,988,847         4,900,192
                                                  -------------    -------------     ------------     -------------
                                                     5,757,091         3,197,224       14,892,571         9,892,211

Loss from operations ............................   (2,457,639)       (1,925,198)      (6,364,465)       (5,839,140)

Other income (expense), net
Interest income..................................      172,906           481,675          749,768         1,058,966
Interest expense.................................       (1,139)          (60,262)         (25,010)         (192,103)
Valuation loss (Note 3)..........................            -                 -       (1,900,000)                -
Cost of debt conversion (Note 4).................            -                 -       (1,216,654)                -
Other, net.......................................      (27,699)        5,003,334           98,394         5,002,327
                                                  -------------    -------------     ------------     -------------
                                                       144,068         5,424,747       (2,293,502)        5,869,190

Net income (loss) from continuing operations.....   (2,313,571)        3,499,549       (8,657,967)           30,050

Discontinued operations
Income from discontinued operations (Note 6).....            -                 -          170,646                 -
Estimated loss on disposal (Note 6)..............            -                 -       (8,377,146)                -
                                                  -------------    -------------     ------------     -------------
                                                             -                 -       (8,206,500)                -

Net income (loss)................................ $ (2,313,571)    $   3,499,549    $ (16,864,467)    $      30,050

Income (loss) per share from continuing
operations....................................... $       (.17)    $         .25     $       (.64)    $           -

Net income (loss) per share......................         (.17)              .25            (1.25)                -

Weighted average number of shares
   outstanding...................................   13,522,733        13,840,132       13,460,191        13,413,493


EPITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                          COMMON STOCK               ACCUMULATED
                                                      SHARES          DOLLARS          DEFICIT             TOTAL

Balances at September 30, 1996...................   12,937,383   $   100,952,282   $  (72,985,262)   $   27,967,020
Common stock issued upon
   exercise of options...........................        6,096            77,584                -            77,584
Common stock issued as
   compensation..................................       37,564           295,528                -           295,528
Compensation expense for
   stock option grants...........................            -           340,694                -           340,694
Common stock issued upon exchange of
   convertible notes.............................      250,367         4,442,875                -         4,442,875
Common stock issued upon acquisition (Note 6)....            -         1,820,000                -         1,820,000
Minority interest investment in
   subsidiary (Note 5)...........................            -           742,752                -           742,752
Net loss for the period .........................            -                 -      (16,864,467)      (16,864,467)
                                                  ------------     -------------     -------------    --------------
Balances at June 30, 1997 .......................   13,231,410   $   108,671,715   $  (89,849,729)   $   18,821,986


EPITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         NINE MONTHS ENDED

                                                                                    6/30/97               6/30/96

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .....................................................         $ (16,864,467)       $       30,050
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
Income from discontinued operations (Note 6)...........................              (170,646)                    -
Non-cash portion of estimated loss on disposal (Note 6)................             7,767,653                     -
Depreciation and amortization .........................................               930,872               837,389
Increase in accounts receivable and other receivables .................              (185,924)             (403,552)
(Increase) decrease in inventories ....................................            (1,672,551)              175,853
Increase in prepaid expenses ..........................................              (158,231)              (83,445)
Increase (decrease) in accounts payable and accrued liabilities .......               554,498            (2,139,027)
Common stock issued as compensation for services.......................               295,528                73,245
Compensation expense for stock option grants and
   deferred salary increases...........................................               340,694               823,020
Minority interest in subsidiary operating results......................              (208,310)                    -
Valuation loss.........................................................             1,900,000                     -
Non-cash portion of cost of debt conversion............................             1,149,054                     -
Other, net.............................................................                 4,658                 7,136
                                                                                 ------------          ------------
Net cash used in operating activities..................................            (6,317,172)             (679,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities ...................................           (17,083,654)          (35,078,490)
Proceeds from sale of marketable securities ...........................            26,977,551            34,837,414
Additions to property and equipment ...................................            (1,658,329)             (125,074)
Expenditures for patents and proprietary technology ...................            (1,067,902)             (334,053)
Investment in discontinued operations (Note 6).........................            (5,767,160)                    -
Investment in affiliated companies ....................................                     -              (185,040)
                                                                                 ------------          -------------
Net cash provided by (used in) investing activities....................             1,400,506              (885,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt.............................................                20,887                     -
Principal payments on long-term debt...................................              (241,019)              (39,507)
Proceeds from issuance of common stock ................................                77,584             5,252,455
Minority interest investment in subsidiary (Note 5)....................             1,640,000                     -
                                                                                 ------------          ------------
Net cash provided by financing activities..............................             1,497,452             5,212,948

Net increase (decrease) in cash and cash equivalents ..................            (3,419,214)            3,648,374
Cash and cash equivalents at beginning of period ......................             5,699,263             4,259,897
                                                                                 ------------          ------------
Cash and cash equivalents at end of period.............................         $   2,280,049        $    7,908,271


NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1     THE COMPANY

Epitope, Inc. (the Company or Epitope) is an Oregon corporation utilizing biotechnology to develop and market medical diagnostic products through its Epitope Medical Products group (Epitope Medical Products) and superior new plants and related products through its Agritope group (Agritope).

The  interim  condensed  financial  statements  included  herein are  unaudited;
however, in the opinion of the Company, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. Results of operations for the nine-month period ended June 30, 1997 are not necessarily indicative of the results of operations expected for the full fiscal year.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying combined financial statements of Epitope Medical Products and Agritope have been prepared using the amounts included in the consolidated financial statements of the Company. Assets, liabilities, revenues and expenses of each group are included in the respective financial statements of the applicable group. Cash, cash equivalents and marketable securities have been allocated 80% to Epitope Medical Products and 20% to Agritope. Cash, cash equivalents and marketable securities advanced and allocated by the Company to Agritope have been reflected as contributed capital in the combined financial statements. The presentation of separate financial statements for each group is consistent with a proposal to create two classes of common stock, one targeted to the operations of the Epitope Medical Products group, and the other to the Agritope group (the Agritope Stock Proposal). The Agritope Stock Proposal has been withdrawn. The Company is re-evaluating the presentation in light of a July 1997 proposal to spin off Agritope as a separate company. The proposed spin-off may result in changes to the allocation of assets, liabilities, revenues and expenses of each group. See also discussion in
Note 7.

Inventories.

                                                          6/30/97            9/30/96
                                                        (Unaudited)

EPITOPE MEDICAL PRODUCTS
Raw materials .......................................   $   549,582        $   522,824
Work-in-process .....................................       408,523            389,642
Finished goods ......................................       342,033            192,882
Supplies ............................................        52,582             52,582
                                                         ----------         ----------
                                                        $ 1,352,720        $ 1,157,930
AGRITOPE
Work-in-process .....................................   $ 1,321,299        $   471,208
Finished goods ......................................       666,207             38,537
                                                        $ 1,987,506        $   509,745
CONSOLIDATED
Raw materials .......................................   $   549,582        $   522,824
Work-in-process .....................................     1,729,822            860,850
Finished goods ......................................     1,008,240            231,419
Supplies ............................................        52,582             52,582
                                                         ----------         ----------
                                                        $ 3,340,226        $ 1,667,675

Net Income (Loss) Per Share. Consolidated net income (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of the number of shares issuable upon exercise of outstanding warrants, options and convertible notes less the number of shares assumed to have been purchased for the treasury with the proceeds from the exercise of such securities. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Primary and fully diluted earnings per share are the same.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This new standard is effective for interim and annual periods ending after December 15, 1997. SFAS 128 will require the reporting of "basic" and "diluted" earnings per share (EPS) instead of "primary" and "fully diluted" EPS as required under current accounting principles. Basic EPS eliminates the common stock equivalents considered in calculating primary EPS. Diluted EPS is similar to fully diluted EPS. Since common stock equivalents were excluded as anti-dilutive in the computation of EPS for fiscal 1997 periods, basic EPS would have been the same as primary EPS in fiscal 1997. For fiscal 1996, basic EPS would have been $.28 for the quarter ended June 30, 1996, and the same as primary EPS for the nine months ended June 30, 1996.

NOTE 3   INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies includes its 9% interest in UAF, Limited Partnership, a fresh flower distribution operation in Charlotte, North Carolina, and its 19.5% interest in Petals USA, Inc., an affiliate of a Canadian fresh flower wholesaler. During the first quarter of fiscal 1997, the Company determined that the value of its investment in these affiliated companies had more than temporarily declined and, accordingly, recorded a non-cash charge to results of operations of $1,900,000 reflecting the permanent impairment in the value of its investment in these companies. Investment in affiliated companies also includes the Company's investment in Andrew and Williamson Sales, Co. (A&W) preferred stock. See Note 6, Discontinued Operations, Commitments and Contingencies.

NOTE 4     DEBT

Convertible Notes. In November 1996, the Company exchanged $3,380,000 principal amount of Agritope convertible notes for 250,367 shares of common stock of the Company at a reduced exchange price of $13.50 per share. The exchange price had previously been fixed at $19.53 per share. Accordingly, the Company recognized a non-cash charge to results of operations of $1,217,000 in the first quarter of fiscal 1997 representing the conversion expense. On June 30, 1997, the Company paid in full the remaining $240,000 principal amount outstanding.

NOTE 5  SHAREHOLDERS' EQUITY

In April and May 1997, the Company sold 770,000 shares of common stock in its subsidiary Vinifera, Inc. (Vinifera) to investors for $1,540,000 in cash. This Vinifera common stock was previously owned by the Company's wholly-owned subsidiary, Agritope, Inc. In accordance with the terms of the related stock purchase agreements, Agritope, Inc. contributed the proceeds of these stock sales to Vinifera's capital. These sales of previously issued shares of Vinifera common stock reduced the percentage ownership by Agritope, Inc. in Vinifera voting stock from 76% to 61%.

NOTE 6   DISCONTINUED OPERATIONS, COMMITMENTS AND CONTINGENCIES

On December 12, 1996, a subsidiary of the Company completed a merger with A&W, a producer and wholesale distributor of fresh and frozen fruits and vegetables based in San Diego, California. Under the terms of the merger, the Company issued 520,000 shares of common stock of Epitope, Inc. in exchange for all of the outstanding common stock of A&W.

On March 29, 1997, the Centers For Disease Control and Prevention (CDC) associated an outbreak of Hepatitis A in Michigan with frozen strawberries produced by A&W. A&W immediately initiated a voluntary recall of the strawberries. There has been no further incidence of Hepatitis A attributed to the strawberries. The strawberries were grown, harvested, processed and sold prior to the Company's acquisition of A&W on December 12, 1996. A&W, its former shareholders, and Epitope have been named in lawsuits pertaining to the frozen strawberries. The Company intends to vigorously defend against the proceedings. While it is not possible to determine with certainty what the ultimate outcome of these lawsuits will be, management does not expect the final disposition of such proceedings to have a material adverse effect on the Company's financial position or future results of operations.

On May 27, 1997, in accordance with the terms of a rescission agreement, the former shareholders of A&W returned the 520,000 shares of Epitope common stock they received, and Epitope returned all of the outstanding shares of A&W common stock. Epitope also received A&W preferred stock in satisfaction of intercompany loans made to A&W between December 12, 1996 and March 19, 1997. This A&W preferred stock carries a $5,700,000 liquidation preference, dividend preferences, and various redemption features.

The A&W purchase price was $7,020,000 based on the fair market value of the Company's 520,000 shares of common stock used to acquire A&W. The fair market value of the Company's 520,000 shares of common stock was $5,200,000 on the date of the rescission. The change in fair market value of $1,820,000 from the acquisition date to the rescission date has been reflected as contributed capital.

The results of operations of A&W from December 13, 1996 through May 27, 1997 have been presented as discontinued operations in the accompanying financial statements. Revenues of A&W were $12,965,000 for the period April 1, 1997 through May 27, 1997, and $26,534,000 for the period from December 13, 1996 through May 27, 1997. The estimated loss on disposal of $8,377,000 reflects several factors, including the $1,820,000 reduction in market price of the Company's stock from the purchase date to the rescission date, a $4,779,000 discount of the A&W preferred stock to its estimated net present value as compared with the face amount of the loans made to A&W, and the accrual of $1,000,000 in estimated costs associated with the rescission.

Bank Line of Credit. A&W maintains a $6,500,000 revolving bank line of credit. The line is secured by A&W's accounts receivable, inventory and equipment. Epitope has agreed to guarantee the line of credit and any succeeding line of credit through November 1, 1998. The Company's guarantee contains various financial covenants including minimum tangible net worth levels. The balance outstanding under the line was $3,500,000 at June 30, 1997.

NOTE 7  SUBSEQUENT EVENTS

Agritope Spin-off. On July 26, 1997, the Company's board of directors approved a management proposal to spin off its Agritope agricultural biotechnology business unit. The proposal resulted from the board's 1996 decision to make changes in corporate structure to allow investors and management to focus separately on the agricultural and medical products business units of the Company. In November 1996, the board proposed creating two separate classes of Epitope, Inc. common stock. After the board withdrew that proposal and asked management to further evaluate alternatives, management recommended a spin-off of Agritope.

The spin-off will be structured to allow Epitope shareholders to retain a stake in the growth potential of Agritope, while providing a mechanism to separate the businesses. The spin-off proposal contemplates obtaining capital from investors and strategic partners to support Agritope's operation as a separate business. Completion of the spin-off is subject to reaching agreement with investors and receiving regulatory approval, if required.

OraSure Marketing Rights. On August 4, 1997 the Company terminated its development, license, and supply agreement with SmithKline Beecham plc (SB) and regained oral fluid diagnostic marketing rights from SB as a result of SB's decision to discontinue pursuit of a plan to develop and market over-the-counter products for disease detection. During a transition period, SB will continue to market the Company's OraSure testing system to the medical community. Thereafter, the product will be marketed through distribution channels established by the Company. SB has also agreed to purchase approximately 200,000 shares of common stock from the Company at the closing price on July 25, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of operations and financial condition should be read in conjunction with the Financial Statements and Notes thereto included in the Company's 1996 Annual Report on Form 10-K and with the Financial Statements and Notes thereto included in this Form 10-Q. Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors with respect to the Company include litigation against the Company related to A&W; loss or impairment of sources of capital; ability of the Company to develop product distribution channels; effect of the Company's proposal to spin off its Agritope unit; development of competing products; market acceptance of oral testing and genetically engineered produce; development of other methods for controlling fruit and vegetable ripening; changes in federal or state law or regulations; and loss of key personnel. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

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

On May 27, 1997, in accordance with the terms of a rescission agreement, the former shareholders of A&W returned the 520,000 shares of Epitope common stock they received, and Epitope returned all of the outstanding shares of A&W common stock. Epitope also received A&W preferred stock in satisfaction of intercompany loans made to A&W between December 12, 1996 and March 19, 1997. This A&W preferred stock carries a $5.7 million liquidation preference, dividend preferences, and various redemption features.

A&W's results of operations for the period from December 13, 1996 through May 27, 1997 are presented in the accompanying financial statements as discontinued operations. The estimated loss on disposal of $8.4 million results from several factors, including a $1.8 million reduction in market price of the Company's stock from the purchase date to the rescission date, a $4.8 million discount of the A&W preferred stock to its estimated net present value as compared with the face amount of the loans made to A&W, and the accrual of $1 million in estimated costs associated with the rescission.


                           PROPOSED AGRITOPE SPIN-OFF

On July 26, 1997, the Company's board of directors approved a management proposal to spin off its Agritope agricultural biotechnology business unit. The proposal resulted from the board's 1996 decision to make changes in corporate structure to allow investors and management to focus separately on the agricultural and medical products business units of the Company. In November 1996, the board proposed creating two separate classes of Epitope, Inc. common stock. After the Board withdrew that proposal and asked management to further evaluate alternatives, management recommended a spin-off of Agritope.

The spin-off will be structured to allow Epitope shareholders to retain a stake in the growth potential of Agritope, while providing a mechanism to separate the businesses. The spin-off proposal contemplates obtaining capital from investors and strategic partners to support Agritope's operation as a separate business. Completion of the spin-off is subject to reaching agreement with investors and receiving regulatory approval, if required. The Agritope spin-off may result in changes to the allocation of assets, liabilities, revenues and expenses of each group.

                            EPITOPE MEDICAL PRODUCTS
RESULTS OF OPERATIONS

Revenues. Total revenues increased by $1,776,000 or 160% in the current quarter as compared to the third quarter of fiscal 1996, and by $4,321,000 or 122% in the comparable nine month periods. Revenues by product line are shown below:

THREE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)                          1997                     1996
                                                                      DOLLARS    PERCENT        DOLLARS    PERCENT
Product sales
   Oral collection device.................................          $  2,055       71%        $     697      63%
   Western blot HIV confirmatory test.....................               445       16               369      33
                                                                      ------     ----           -------     ---
                                                                       2,500       87             1,066      96
Grants and contracts......................................               384       13                41       4
                                                                      ------     ----           -------     ---
                                                                    $  2,884      100%        $   1,107     100%

NINE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)                           1997                     1996
                                                                      DOLLARS    PERCENT        DOLLARS    PERCENT
Product sales
   Oral collection device.................................          $  5,631       72%        $   1,840      52%
   Western blot HIV confirmatory test.....................             1,380       17             1,114      31
                                                                      ------     ----           -------     ---
                                                                       7,011       89             2,954      83
Grants and contracts......................................               849       11               585      17
                                                                      ------     ----           -------     ---
                                                                    $  7,860      100%        $   3,539     100%

Sales of the Company's oral collection device increased by $1,358,000 or 195% in the current quarter as compared to the third quarter in fiscal 1996, and by $3,791,000 or 206% in the comparable nine month periods. The increase is primarily attributable to increased purchases of the device by the Company's distributors for the life insurance testing market following approval of the device by the Food and Drug Administration (FDA) in June 1996 for use in conjunction with an oral-based confirmatory test. Sales in the current quarter and nine month period also reflect increased sales in the public health market due to the marketing efforts of SmithKline Beecham plc (SB). As of June 30, 1997, the Company had firm orders for the device totaling $555,000 scheduled for shipment before September 30, 1997.

Sales of the device in the fourth quarter of fiscal 1997 are expected to be lower than third quarter sales due to reductions in orders as several of the Company's distributors anticipate reducing existing inventory levels. In addition, in August 1997, the Company terminated its development, license and supply agreement with SB and regained oral fluid diagnostic marketing rights from SB as a result of SB's decision to discontinue pursuit of a plan to develop and market over-the-counter products for disease detection. During a transition period, SB will continue to market the OraSure testing system to the medical community. Thereafter, the product will be marketed through distribution channels to be established by the Company.

Sales of the Company's Western blot HIV confirmatory test increased by $76,000 or 21% in the current quarter as compared to the third quarter in fiscal 1996, and by $266,000 or 24% in the comparable nine month periods. Sales in the prior year were negatively affected by a reduction in orders from the Company's exclusive distributor for this product as the distributor lowered inventory levels. In addition, current year sales of the oral-based Western blot HIV confirmatory tests are higher as a result of increased use of the related oral collection device and screening test. As of June 30, 1997, the Company had firm orders for the Western blot HIV confirmatory test totaling $410,000 scheduled for shipment before September 30, 1997.

Grant and contract revenues increased by $342,000 or eight-fold in the current quarter as compared to the third quarter of fiscal 1996, and by $264,000 or 45% in the comparable nine month periods. These increases are primarily related to research and development projects conducted in collaboration with SB. The research arrangement with SB was terminated in August 1997. These research projects are directed at developing new applications for the oral collection device and at making improvements to the device. As of June 30, 1997, the Company had deferred revenue of $439,000 included in "Salaries, benefits and other accrued liabilities" related to these projects.

Gross Margins on product sales were 61% and 60% of sales in the third quarter and first nine months of fiscal 1997 as compared to 41% and 39% of sales in the comparable periods of fiscal 1996. The improvement in gross margins is attributable to increased sales and production volumes for the oral collection device which resulted in lower per unit costs and to the shift in product mix towards the oral collection device which carries a higher gross margin than does the Western blot HIV confirmatory test.

Research and development costs increased by $715,000 or 95% in the current quarter as compared to the third quarter of fiscal 1996 and by $1,124,000 or 51% in the comparable nine month periods. This increase is a result of higher research and development expenses incurred under arrangements with SB and for other projects conducted by the Company. Expenditures for these projects can vary significantly from quarter to quarter as new projects are started or expanded while other projects may be extended, completed, or terminated. During the current quarter several clinical studies were conducted resulting in increased expenditures. The Company is currently reviewing the status of each of these projects and will make a determination as to whether to continue each project in light of the termination of the SB development, license and supply agreement.

Selling, general and administrative expenses increased by $436,000 or 38% in the current quarter as compared to the third quarter in fiscal 1996 and by $889,000 or 23% in the comparable nine month periods, primarily as a result of increased selling and marketing efforts. These expenses include allocation of corporate shared services of $898,000 and $638,000, respectively, for the current and prior year quarters and $2,724,000 and $2,360,000 respectively, for the current and prior year nine month periods.

Other income (expense), net. Interest income decreased by $212,000 or 62% in the current quarter as compared to the third quarter of fiscal 1996 and by $234,000 or 30% in the comparable nine month periods primarily due to lower levels of invested principal. Other income in fiscal 1996 also included a non-recurring license fee of $5,000,000 paid by SB.

LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                         6/30/97      9/30/96
Cash and cash equivalents.....................       $  1,827      $    796
Marketable securities.........................          7,141        18,818
Working capital...............................         10,113        20,366

During the nine months ended June 30, 1997, proceeds from the sale of marketable securities represented the primary source of funds for meeting the Company's requirements for operations and business expansion. Inventories increased during the period by $195,000 as a result of increased production levels. Salaries, benefits and other accrued liabilities increased by $393,000 primarily due to $439,000 of deferred grant and contract revenue billed in advance of the related research efforts. In connection with the August 1997 contract termination, these deferred revenues will be recognized in the fourth quarter of fiscal 1997. In addition, SB has agreed to purchase approximately 200,000 shares of common stock from the Company at the closing price on July 25, 1997.

                                    AGRITOPE

RESULTS OF OPERATIONS

Revenues. Total revenues increased by $251,000 or 152% in the current quarter as compared to the third quarter of fiscal 1996 and by $154,000 or 30% in the comparable nine month periods. Revenues by component are shown below:


THREE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)                          1997                      1996
                                                                      DOLLARS    PERCENT        DOLLARS    PERCENT
Product sales
   Grape plant sales......................................           $   403       97%           $     -      -%

Grants and contracts......................................                13        3                165    100
                                                                     -------     ----            -------    ---
                                                                     $   416      100%           $   165    100%

NINE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)                           1997                      1996
                                                                      DOLLARS    PERCENT        DOLLARS    PERCENT
Product sales
   Grape plant sales......................................           $   566       85%           $     -      -%

Grants and contracts......................................               102       15                514    100
                                                                     -------     ----             ------    ---
                                                                     $   668      100%           $   514    100%

Sales in the Company's grape plant propagation subsidiary (Vinifera) are highly seasonal and generally occur in the spring and summer planting seasons. Vinifera was acquired by the Company in August 1996 and therefore its results are not included in the comparable periods of fiscal 1996. As of June 30, 1997, Vinifera had firm orders totaling $820,000 for delivery in the summer of 1997. Deliveries for some fiscal 1997 orders at Vinifera have been delayed until spring 1998 due to production delays resulting from the expansion of production capacity at Vinifera and due to field preparation delays at certain of Vinifera's customers.

Grant and contract revenues decreased by $152,000 or 92% in the current quarter as compared to the third quarter of fiscal 1996, and by $413,000 or 80% in the comparable nine month periods. Grant and contract revenues in fiscal 1996 included $408,000 received from three strategic partners for research projects. These research projects are directed at developing superior new plants through genetic engineering. Revenue from such projects can vary significantly from quarter to quarter as new projects are started while other projects may be extended, completed, or terminated.

Gross margin on product sales was 3% of sales for the first nine months of fiscal 1997. There were no comparable product sales for the prior year period. Gross margin in fiscal 1997 has been adversely affected by production start-up costs incurred during the expansion of production capacity at Vinifera.

Research and development costs increased by $138,000 or 42% in the current quarter as compared to the third quarter in fiscal 1996 and by $260,000 or 26% in the comparable nine month periods. The higher research and development costs in fiscal 1997 reflect increased efforts to develop and propagate crops containing the Company's patented ethylene control technology as well as research and development efforts to improve grape plant propagation conducted by Vinifera. Vinifera was acquired by the Company in August 1996 and therefore its results are not included in the comparable periods of fiscal 1996.

Selling, general and administrative expenses increased by $489,000 or 135% in the current quarter as compared to the third quarter in fiscal 1996 and by $1,200,000 or 113% in the comparable nine month periods. The increases are attributable to $691,000 of expenses incurred by Vinifera, which was not part of the combined group in the comparable periods of fiscal 1996, and to expenses of $424,000 related to development of a proposal to create two classes of common stock of Epitope, one targeted to the operations of the Epitope Medical Products group, and the other to the Agritope group. The board of directors has since determined to withdraw this proposal and to instead pursue a proposal to spin off Agritope as a separate company. These expenses also include allocation of corporate shared services of $314,000 and $261,000, respectively, for the current and prior year quarters and $953,000 and $778,000, respectively, for the comparable nine month periods.

Other income (expense), net was impacted by two significant non-recurring charges in the first quarter of fiscal 1997. The Company recorded a non-cash charge to results of operations of $1,900,000, reflecting the permanent impairment in the value of its investment in affiliated companies. Additionally, conversion of $3,380,000 principal amount of Agritope convertible notes at a reduced exchange price resulted in a non-cash charge to results of operations of $1,217,000.

Interest income decreased by $96,000 or 69% in the current quarter as compared to the third quarter in fiscal 1996 and by $76,000 or 28% in the comparable nine month periods primarily due to lower levels of invested principal. Interest expense decreased by $59,000 or 98% in the current quarter as compared to the third quarter in fiscal 1996 and by $167,000 or 87% in the comparable nine month periods due to the conversion of $3,380,000 principal amount of Agritope notes into common stock.

LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                                              6/30/97      9/30/96
Cash and cash equivalents..............................................    $    453     $ 4,903
Marketable securities..................................................       1,785           -
Working capital .......................................................       2,416       1,264

Working capital increased as a result of the conversion in November 1996 of $3,380,000 principal amount of Agritope notes into 250,367 shares of common stock of the Company, partially offset by the accrual of estimated costs of disposal of discontinued operations. Inventories increased by $1,478,000 due to a buildup at Vinifera in anticipation of sales in the summer and for the following year. Expenditures for property and equipment were $1,471,000, largely as a result of expansion of greenhouse capacity at Vinifera. During the first quarter of the current year, Agritope made a one-time cash payment of $590,000 to a co-inventor of Agritope's ethylene control technology in exchange for all rights to future compensation. Agritope has also entered into an agreement to license certain genes and made payments thereunder totaling $171,000 in the period. Such amounts are included in "Patents and proprietary technology, net." Agritope's investment in affiliated companies, obtained in connection with divestiture of its fresh flower distribution business, was reduced by a non-cash charge of $1,900,000 reflecting the permanent impairment in the value of these investments. Investment in affiliated companies also includes the estimated net present value of the Company's investment in A&W preferred stock.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Product Liability and Related Claims
------------------------------------

A number of lawsuits, described in more detail below, have been filed against the Company, Andrew & Williamson Sales, Co. ("A&W"), and various other parties arising out of the alleged association of certain frozen strawberries sold by A&W with an outbreak of Hepatitis A in Michigan in March 1997. The berries were processed by A&W in the spring of 1996 and distributed in several states through the United States Department of Agriculture ("USDA") school lunch program. A&W and A&W's chief executive officer have been indicted on charges that A&W falsely certified to the USDA in November 1996 that the berries were grown in the United States. The Company acquired A&W on December 12, 1996 without knowledge of the USDA contract or the certification.

Separate lawsuits relating to the A&W strawberries have been instituted against the Company and A&W in the Circuit Court of the State of Michigan for the County of Calhoun on behalf of one school district and a number of individual plaintiffs. They allege claims based on product liability, fraudulent, negligent, and innocent misrepresentation, negligence, and violation of the Michigan Consumer Protection Act. The lawsuits seek compensatory and exemplary damages in unspecified amounts. The Company has filed motions to dismiss these lawsuits.

On April 8, 1997, a suit was filed in the Superior Court of the State of California for the County of Los Angeles, Central District, against the Company, A&W, and an unrelated company in connection with the A&W strawberries. The plaintiffs purport to represent a class of California residents who came in contact with or were exposed to the strawberries or who received gamma globulin inoculations due to fear of Hepatitis A. Plaintiffs allege gross negligence, negligence, breach of express and implied warranties, product liability, fraud, negligent misrepresentation, intentional and negligent infliction of emotional distress, unfair business practices, and false and misleading advertising. On August 14, 1997, plaintiffs stipulated to the dismissal without prejudice of the Company from the litigation.

On April 14, 1997, a suit was filed in the United States District Court for the Southern District of California against the Company, A&W, and four individuals who were the owners and officers of A&W prior to December 12, 1996. The plaintiffs purport to represent a class and allege claims for relief for medical monitoring, unfair trade practices under the California Business and Professions Code, and violation of the federal Perishable Agricultural Commodities Act of 1930. On August 8, 1997, plaintiffs voluntarily dismissed their claims against the Company without prejudice. Class actions alleging the same claims for relief against the same defendants in the United States District Court for the District of Oregon and the U.S. District for the Western District of Michigan have been voluntarily dismissed without prejudice.

Defense of the lawsuits described above has been tendered to the Company's insurance carriers. As discussed under "Rescission of A&W Acquisition" below, A&W has agreed to indemnify the Company for joint and several judgments and certain defense costs to the extent not reimbursed by insurance. The Company intends to vigorously defend the proceedings. While it is not possible to determine the ultimate outcome of these lawsuits with certainty, management does not expect final disposition to have a materially adverse effect on the Company's financial position or future results of operations.

Certain of the foregoing proceedings were previously described in the Company's Form 10-Q for the quarter ended March 31, 1997.

Rescission of A&W Acquisition
-----------------------------

On May 27, 1997, the Company completed the rescission of its acquisition of A&W pursuant to a Settlement Agreement and Release dated May 4, 1997 (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company exchanged the outstanding A&W common stock for the 520,000 shares of the Company's common stock issued in the acquisition and received A&W nonvoting preferred stock with a liquidation preference of $5.7 million in return for the cancellation of loans by the Company to A&W.

In connection with the closing of the Settlement Agreement:

         (1) Company officers who were also directors or officers of A&W resigned their positions with A&W.

         (2) Fred L. Williamson, Fred M. Williamson, and Keith Andrew personally guaranteed the $6.5 million credit facility provided by A&W's bank lender. The facility is secured by A&W accounts receivable and inventory. The Company's guarantee of the facility will also continue in effect through November 1, 1998, but the three individual guarantors have agreed to reimburse the Company for any amounts it is required to pay under its guarantee.

         (3) A&W has agreed to indemnify the Company for joint and several judgments against the two companies and for certain defense costs, to the extent not reimbursed by insurance. The Company and A&W have each reserved the right to assert claims against the other in connection with suits in which only one is named as a defendant. The parties have otherwise released each other and certain other parties from liabilities arising out of events occurring before the rescission.

Additional details of the transaction are stated in the Settlement Agreement, a copy of which was filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The 1997 annual meeting of shareholders (the "Annual Meeting") of the Company was convened on April 29,1997. The meeting was adjourned so that additional proxy materials could be circulated to shareholders, and was reconvened on June 17, 1997, at which time shareholders acted on the matters described below.

         (b) At the Annual Meeting, the following individuals were elected by the votes indicated as Class I directors of the Company for terms expiring in 2000:

               NOMINEE                          FOR                  WITHHELD
         W. Charles Armstrong               11,699,343               630,416
         Adolph J. Ferro, Ph.D.             11,588,142               741,617
         Roger L. Pringle                   11,678,753               651,006

         The other directors whose terms of office continued after the Annual Meeting are: Richard K. Donahue; Andrew S. Goldstein; Margaret H. Jordan; R. Douglas Norby; Michael J. Paxton; and G. Patrick Sheaffer.

         (c) Other items acted on at the Annual Meeting were amendments to the 1991 Stock Award Plan ("Award Plan") described in the proxy materials for the meeting and amendments to the 1993 Employee Stock Purchase Plan ("Purchase Plan") described in the proxy materials for the meeting.

         Amendments to the Award Plan were approved by the following vote:

                             Votes for        Votes against     Abstained        Not voted
                             ---------        -------------     ---------        ---------
Amendments to Award Plan     4,925,808        1,623,062         187,793           6,978,815


         Amendments to the Purchase Plan were approved by the following vote:

                             Votes for        Votes against     Abstained        Not voted
                             ---------        -------------     ---------        ---------
Amendments to Purchase Plan  5,700,912        1,272,581         185,260          6,556,725


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibits filed with this report are listed in the attached exhibit index following the signature page of this report.

(b)      Reports on Form 8-K

On April 3, 1997 the Company filed a Current Report on Form 8-K dated April 1, 1997, to report under Item 5 events related to the recall of frozen strawberries by A&W.

On April 22, 1997, the Company filed a Current Report on Form 8-K dated April 7, 1997, to report under Item 5 the filing of a suit by the Company in federal court seeking damages and rescission of its acquisition of A&W and developments and legal proceedings relating to A&W's distribution of frozen strawberries which the CDC associated with an outbreak of Hepatitis A.

On May 28, 1997, the Company filed a Current Report on Form 8-K dated May 27, 1997, to report under Item 2 the disposition of A&W pursuant to the settlement agreement described above under Part II, Item 1.

On June 4, 1997, the Company filed a Current Report on Form 8-K dated June 3, 1997, to report under Item 5 a change in management as a result of which W. Charles Armstrong was appointed interim President and Chief Executive Officer of the Company.

On July 29, 1997, the Company filed a Current Report on Form 8-K dated July 28, 1997 to report under Item 5 the decision by Epitope's board of directors to pursue a proposal to spin-off Agritope as a separate company and the re-acquisition by the Company of oral fluid diagnostic marketing rights from SB.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              EPITOPE, INC., an Oregon corporation


August 14, 1997               W. CHARLES ARMSTRONG
Date                          W. Charles Armstrong
                              President, Chief Executive Officer and Director
                              (Principal Executive Officer)




August 14, 1997               GILBERT N. MILLER
Date                          Gilbert N. Miller
                              Executive Vice President, Chief Financial Officer
                              (Principal Financial Officer)




August 14, 1997               MARK V. ALLRED
Date                          Mark V. Allred
                              Controller
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


10.1  Form of Indemnification Agreement with officers and directors

10.2  Amended and Restated 1991 Stock Award Plan

10.3  Second Amendment and Restatement of 1993 Employee Stock Purchase Plan

27.   Financial Data Schedule