Form 10-K405
period 1997-09-30
EPITOPE INC/OR/
filed 1997-12-29
CIK 801555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K
        (Mark one)

        [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997
                                       OR
        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from -------- to --------

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

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12 (g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

                         Preferred Stock Purchase Rights
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 1, 1997:
$65,757,368

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 1997: Common Stock, no par value, 13,454,330 shares.

                      Documents Incorporated by Reference:

Definitive Proxy Statement for 1998 Annual Shareholders' Meeting:  Part III

                               Table of Contents

                                     PART I
                                                                            Page

ITEM 1.         Business                                                       3

ITEM 2.         Properties                                                    14

ITEM 3.         Legal Proceedings                                             14

ITEM 4.         Submission of Matters to a Vote of Security Holders           14


                                     PART II


ITEM 5.         Market  for   Registrant's   Common   Equity  and   Related
                Stockholder Matters                                           15

ITEM 6.         Selected Financial Data                                       16

ITEM 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     17

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk    20

ITEM 8.         Financial Statements and Supplementary Data                   21

ITEM 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      21


                                  PART III

ITEM 10.        Directors and Executive Officers of the Registrant            22

ITEM 11.        Executive Compensation                                        22

ITEM 12.        Security   Ownership  of  Certain   Beneficial  Owners  and
                Management                                                    22

ITEM 13.        Certain Relationships and Related Transactions                22


                                  PART IV


ITEM 14.        Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K                                                      22

                                     PART I

ITEM 1. BUSINESS

Epitope, Inc. (Epitope or the Company), is an Oregon corporation incorporated in 1981. Epitope develops and markets oral specimen collection kits and related diagnostic tests for the detection of the Human Immunodeficiency Virus (HIV), the cause of Acquired Immune Deficiency Syndrome (AIDS), and for the detection of other medical conditions and analytes. Epitope's lead product, the patented OraSure(R) collection device, is used as part of an oral specimen diagnostic system. The Company markets the device under the brand name EpiScreen(TM) in the United States for use in screening life insurance applicants, and in certain foreign countries for use in professional markets. In the balance of this document the product will be referred to only as OraSure.

The OraSure device consists of a small, treated cotton-fiber pad on a nylon handle that is placed in the patient's mouth for two minutes. The device collects oral mucosal transudate (OMT), a serum-derived fluid that, unlike saliva, contains higher concentrations of HIV antibodies in people infected with the virus. As a result, OMT testing is a highly accurate method for detecting HIV infection. Because OraSure uses a noninvasive, needle-free collection method, the Company believes that oral fluid testing has several significant advantages over blood-based testing systems for both healthcare professionals and patients.

Epitope also markets HIV-1 Western blot confirmatory test kits used to confirm positive results of initial screening tests for HIV-1 infection. Its OraSure HIV-1 Western blot confirmatory test kit is used in conjunction with oral-specimen based screening tests, while its EPIblot(R) HIV-1 Western blot confirmatory test kit is used in conjunction with blood-based screening tests. The kits are distributed worldwide under an exclusive agreement with Organon Teknika Corporation (Organon Teknika), a member of the Akzo Pharma group of Akzo Nobel, NV. , an international chemical and pharmaceutical manufacturer based in Arnhem, The Netherlands.

The OraSure HIV-1 Oral Specimen Collection device and the OraSure HIV-1 Western blot and EPIblot confirmatory tests have all received clearance from the U.S. Food and Drug Administration (FDA) for sale to professional markets in the United States.

In February 1995, the Company entered into a Development, License and Supply Agreement (the SB Agreement) with SmithKline Beecham plc (SB), under which SB would market the OraSure device on an exclusive basis in the U.S. and certain foreign countries as part of an integrated test system to physicians, hospitals and other healthcare professionals. The parties terminated the agreement in July 1997. As a result, the Company may now sell the OraSure directly or through other distributors to markets previously reserved to SB under the SB Agreement.

During fiscal 1997, Agritope, Inc. (Agritope) was a wholly owned subsidiary of Epitope. Agritope is a biotechnology company specializing in the development of new fruit and vegetable plant varieties for sale to the fresh produce industry. Epitope expects to make a distribution of all of its ownership interest in Agritope to Epitope's shareholders (the Agritope Spin-off) in late December 1997. Following the Agritope spin-off, Epitope will no longer own or control any shares of Agritope stock.

BACKGROUND

Acquired Immune Deficiency Syndrome (AIDS) is caused by the Human Immunodeficiency Virus. HIV attacks the immune system, slowly weakening the body's ability to ward off infection and certain forms of cancer. When these complications develop, the HIV infection has progressed to clinically diagnosed AIDS. HIV is spread through sexual contact, blood transfusions, the sharing of intravenous needles, accidental needle sticks, or contact between a mother and her child during gestation, childbirth, or breast-feeding. There is currently no known cure for HIV/AIDS. However, the recent introduction of a new class of anti-HIV drugs called protease inhibitors, when used in combination with nucleoside analogs (e.g., AZT), has shown promising results in slowing progress of the disease. Clinical studies have demonstrated that the early detection and treatment of HIV can help to curb the effects of the disease and significantly prolong the life of the patient. Other studies have shown that treatment with AZT of an HIV-infected pregnant woman may prevent the transmission of HIV from the mother to her child.

According to the United Nations Program on HIV/AIDS, an estimated 30.6 million people worldwide are now living with HIV, the virus that causes AIDS. Data from 1997 show that the previous estimates of HIV transmission grossly underestimated the spread of the AIDS virus. The U.N. now believes that new infections are occurring almost twice as fast as they estimated a year ago. Instead of 8,200 new infections a day, the U.N. now believes that there are 16,000. In North America, an estimated 860,000 people have been infected with HIV. For children, the report estimates that 1,600 under 15 years old are infected each day compared to 1,000 per day a year ago.

Based on industry estimates, the Company believes that approximately 100 million HIV tests were performed in the U.S. in 1996, with blood banks accounting for about 25 million. The Company feels that a large proportion of the non-blood bank HIV testing market should be available to OraSure because of the accuracy of the test and the benefits of not having to draw blood. Currently, most HIV tests are performed by testing a patient's blood. There are a number of blood tests for HIV, the most common of which is the enzyme-linked immunosorbent assay (ELISA or EIA). In order to reduce the possibility that an individual without HIV will be diagnosed as having the virus (a false positive), most industrialized countries require the retesting of the blood sample using a second, more specific test to confirm an initial positive test result. The most commonly used confirmatory test is the Western blot.

The Company believes that blood-based testing, in a situation other than blood donation, has a number of disadvantages which increase healthcare costs and patient inconvenience, pose a risk of infection to healthcare professionals and make testing uneconomic or unavailable in certain applications or settings, and that the OraSure product overcomes these problems. The disadvantages of blood testing include:

Risk of HIV Infection. Blood tests involve the use of needles or lancets to obtain blood from the patient. Healthcare professionals collecting blood risk contracting HIV if accidentally stuck by the needle or lancet used to obtain blood from an infected patient.

Limited Access. Because blood must be collected by trained professionals, its collection is often difficult or prohibitively expensive in certain settings. For example, community-based outreach programs, homeless shelters, rural communities, and other remote settings often lack healthcare professionals trained in blood collection. As a result, blood testing may not be as readily available in some of these settings.

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

EPITOPE ORAL SPECIMEN COLLECTION TECHNOLOGY

In order to address the significant drawbacks associated with blood-based tests, Epitope developed and patented a device to collect an oral specimen instead of blood. The OraSure device, shaped like a small toothbrush, consists of a cotton-fiber pad treated with a proprietary salt solution. The pad, which is mounted on a nylon handle, is placed in the patient's mouth between the lower cheek and gum for two minutes. The pad collects oral mucosal transudate, a serum-derived fluid that, unlike saliva, contains higher concentrations of antibodies. OMT contains approximately four times the amount of antibodies found in ordinary whole saliva. Following collection, the pad is sealed in a specimen vial containing a proprietary preservative solution. The treated pad enhances the collection, and the preservative solution enhances the stabilization, of antibodies and other analytes originating from the oral mucosae. The specimen in the vial is stable for three weeks at room temperature, although in most cases laboratory testing takes place within one to three days.

PRODUCTS

OraSure. In December 1994, the Company received clearance from the FDA to sell OraSure to professional markets for the ELISA screening of HIV-1 antibodies. The device is marketed directly by the Company under the trade name EpiScreen for use by the U.S. life insurance industry and in certain international markets, and under the trade name OraSure to healthcare professionals in the United States and a number of other countries. See "Marketing."

The OraSure oral specimen collection and HIV-1 testing system is easily administered and involves three steps: (i) collection of an oral specimen using the OraSure collection device, (ii) ELISA screening of the specimen for HIV antibodies at a laboratory, and (iii) laboratory confirmation of positive screening test results with the FDA-cleared OraSure Western blot kit. A trained healthcare professional then conveys test results and provides appropriate counseling to the patient.

The OraSure HIV-1 testing system represents a highly accurate alternative to traditional blood-based tests. In clinical trials, OraSure provided the correct result or triggered appropriate follow-up testing in 3,569 out of 3,570 cases (99.97 percent). The Company believes OraSure has several advantages over blood-based tests, as outlined in the following table.

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

Invasiveness   Requires use of a                     Uses noninvasive
               needle or lancet                      collection technique

Ease of use    Requires blood                        Sample collection
               collection by a                       requires minimal
               trained healthcare                    training
               professional

Portability    Generally performed in                Can be used rapidly and
               a physician's office                  efficiently in almost
               or other healthcare                   any setting
               setting

Cost           Requires a nurse or                   Eliminates the need for
               other trained healthcare              and costs associated
               professional                          with a trained
                                                     healthcare professional

Oral-based and Serum-based Western Blot Confirmatory Tests. Epitope has also developed, and in June 1996 received FDA clearance to market, an oral-based HIV-1 Western blot confirmatory test. This test uses the original oral specimen to confirm positive results of initial OraSure HIV-1 ELISA screening tests. Epitope has also marketed EPIblot, a serum-based Western blot HIV-1 confirmatory test kit, since 1987. The kit is used to confirm the positive results of initial blood-based screening tests for HIV-1 infection.

MARKETS

Life Insurance Industry. Epitope believes there is a significant need in the life insurance industry for an easy-to-administer, noninvasive and cost-effective HIV testing system such as OraSure. In the United States, approximately 4.5 million HIV tests were administered in 1996 by the life insurance industry in connection with the issuance of new policies. In addition, data from the American Council of Life Insurance and the Health Insurance Association of America indicate that over $1.5 billion in AIDS-related death benefits were paid in 1995. The organizations also cautioned that, due to difficulty in identifying all AIDS-related claims, the data may significantly understate the financial impact of AIDS on the insurance industry.

Traditional HIV testing of life insurance applicants involves the use of a paramedic or other trained healthcare professional to obtain a blood sample. The cost to the insurance company for an HIV test includes the cost of the paramedic as well as the cost of the collection kit and laboratory testing services. These costs range from approximately $55 to $70, of which $35 to $50 is the cost of the paramedic. As a result, insurance companies have generally limited HIV testing to policies with face amounts of $100,000 or more. Based on industry statistics, Epitope estimates that in 1994 approximately 9 million policies were issued for face amounts of less than $100,000, representing 66 percent of all policies issued. The Company believes that the use of OraSure can significantly reduce the cost of HIV testing to the insurance industry because collection of an oral fluid specimen can be performed by insurance agents or other persons without professional medical training, eliminating the cost of the paramedic and making testing at policy levels below $100,000 a cost-effective practice. Moreover, the Company has found that some insurance companies are adopting OraSure for use in connection with applications for insurance policies with face amounts at and above $100,000 because the tests for HIV-1, cocaine and cotinine give them sufficient information. John Hancock Mutual Life Insurance, one of the nation's largest life insurers, is now using OraSure to test applicants 40 years old and under for policies up to but not including $1 million, citing the elimination of the unpleasant blood and urine tests and other medical exams required for underwriting purposes.

Epitope also believes that the use of OraSure will allow the insurance industry to address "anti-selection." Anti-selection occurs when an individual who knows that he or she is infected with HIV intentionally applies for one or more life insurance policies that do not entail HIV testing. The Company believes that the adoption of OraSure by a number of insurance companies, and the availability of a recently approved over-the-counter (OTC) HIV blood test, may increase the incidence of anti-selection. By allowing insurance companies to lower the policy level at which HIV testing is cost-effective, the use of OraSure may allow insurance companies to reduce their exposure to losses from anti-selection and thereby to lower overall claims costs.

An additional advantage of the OraSure testing system is that the oral specimen used for HIV testing can also be used to identify smokers and users of cocaine. Cotinine, a metabolite of nicotine, can be detected using OraSure. The FDA has advised Epitope that OraSure may be used for cocaine testing for the purpose of life insurance risk assessment while a 510(k) notice is undergoing final review, and may be used for cotinine testing generally. In a presentation at the 105th annual meeting of The American Academy of Insurance Medicine, a major life insurance company reported results of the use of the OraSure testing system in Canada and in the Bahamas from 1992 to 1995. The life insurance company reported that agent collection reduced its testing costs by $65 per application. During the four-year study period, the insurer found that it saved $1.7 million by using OraSure for HIV and cocaine testing. In addition, the life insurance company determined that it realized $1.6 million in increased premiums as a result of identifying smokers who claimed on their applications that they were nonsmokers. In another study presented to this same Academy, Crown Life of Canada reported that the five year savings from testing for cocaine, cotinine and HIV were approximately $1.4 million.

Physician and Public Health Clinical Market. The physician market consists primarily of individual doctor's offices which are supplied through the physician's supply house network. Selling to this market requires a substantial sales force to call on the many offices throughout the country, each making its own purchasing decision. SB was marketing to these customers through representatives of the physician supply network and advertising in trade journals. Since the termination of the SB Agreement, Epitope has chosen not to focus on this highly diverse market at this time because of the high cost of selling to these customers.

The public health market is more concentrated than the physician market, with typically more purchasing power in each decision maker. The customers consist of a broad range of clinics and laboratories such as states, counties, colleges and universities, prison systems and the military. There are also a number of smaller organizations in this market such as AIDS Service Organizations and various community based organizations set up for the primary purpose of encouraging and enabling HIV testing to combat the spread of AIDS. The OraSure device has received a warm welcome in much of this market because of its ease of use and reliability. In some cases there has been an issue of higher cost for OraSure testing as compared to blood-based testing. This has been principally in the smaller organizations or in customers who are starting with small volume testing and therefore not achieving volume price breaks for the OraSure device or the related tests. In order to avoid having cost be a major obstacle to growth in volume and adoption of this new testing format, Epitope is addressing the issue on several fronts. For example, to assist in the cost of testing and to provide fast turnaround with accurate test methods, Epitope has entered into an agreement with LabOne to provide a prepackaged OraSure test kit with prepaid testing and sample shipment to LabOne via overnight express. This product package will be sold directly to the public health customers by the Epitope sales force.

OTC Market. The over-the-counter (OTC) market for HIV testing currently consists only of one test, distributed by Home Access Health Care, which uses a dried blood spot to provide the patient's sample. This sample is then sent to a laboratory for testing and the test results are communicated to the customer via an 800 number. In July 1997, citing lower sales than expected and the lower market estimates, Johnson & Johnson dropped its Confide product from the OTC market. Also in July 1997, SB and Epitope terminated their agreement. As a result, Epitope has significantly reduced the attention and resources it was devoting to preparation for the OTC market, and has shifted instead to the public health markets, including college health and corrections. The Company has not ruled out an eventual move into the OTC market, but it is not a high priority at this time.

International. In light of the worldwide scope of the HIV epidemic, Epitope believes there are significant opportunities for sale of OraSure in international markets. The Company believes that the ease of use, portability, increased safety and aversion to blood draw in certain cultures will provide significant advantages over blood tests in international markets. Epitope has initiated an international marketing program that features direct assistance to distributors in establishing OraSure programs that include laboratory services, cooperation from screening test manufacturers, and provision of Western blot confirmatory kits in each country. Epitope is currently marketing OraSure directly to customers in Canada and through distributors in the United Kingdom, Thailand, Argentina, Brazil, South Africa, Greece, the Philippines, Taiwan, Mexico and Colombia. Epitope also has a joint venture in Japan.

PRODUCTS UNDER DEVELOPMENT

OraSure. Oral mucosal transudate (OMT) contains many constituents found in blood serum. Because of this feature, the Company believes OraSure is a platform technology with a wide variety of potential applications beyond HIV testing. For example, the OraSure device may be useful for the diagnosis of a variety of infectious diseases in addition to HIV, such as viral hepatitis and a number of childhood diseases. In addition, the Company believes that the use of oral specimens may allow physicians to diagnose diseases more readily in children without subjecting them to the discomfort of drawing a blood sample, thereby increasing the frequency of testing for diseases.

The Company has demonstrated that the OraSure device has potential for the collection of samples which can be tested for drugs of abuse (NIDA-5) and cotinine, a derivative of nicotine. Under an agreement with Epitope, STC Technologies, Inc., has developed enzyme immunoassays (EIA's) for the detection of cocaine, methamphetamine, cannabanoids (THC), opiates, phencyclidine (PCP) and cotinine present in oral specimens. Four 510(k) notifications for cocaine, methamphetamines, cannabanoids (THC) and cotinine are currently undergoing FDA review. Additional 510(k) notifications for opiates and PCP are expected to be submitted within the next few months. If approved, these will allow Epitope to market OraSure to professional markets for drug abuse detection, in addition to the life insurance industry. Although cotinine is not currently regulated by the FDA for risk assessment, the 510(k) application for cotinine has been filed in anticipation that cotinine testing for non-insurance purposes will be performed at some time in the future. Physicians may also find the device useful for monitoring level of drugs and hormones that must be maintained within narrow therapeutic ranges. Monitoring of these substances currently requires frequent blood tests to determine drug concentration. The Company believes that oral specimen testing would eliminate the discomfort and inconvenience associated with this frequent blood testing.

OraQuick. Epitope is currently developing OraQuick(R), a one-step, rapid-format oral specimen testing system designed to provide test results within ten minutes. The Company believes that OraQuick has significant potential as a rapid test for professional use, and as an OTC home-based test. Epitope has substantially completed a prototype of OraQuick to test for HIV, with other tests in various stages of development. Like OraSure, OraQuick is a platform technology with a variety of potential applications in addition to HIV testing. Modifications of the basic OraQuick technology may allow use of this approach for detection of antibodies against the ulcer-causing bacterium helicobacter pylori, as well as for a variety of infectious diseases such as syphilis, viral hepatitis, and childhood infections. The application of this technology for drugs of abuse testing appears possible and is a high priority within the Epitope development group.

DNA Forensic Testing. Epitope has conducted successful preliminary trials which have shown that it is possible to collect an excellent DNA sample using the OraSure device. This sample is in addition to the antibody sample that is used to test for HIV, making it possible to test for antibodies and produce a DNA "fingerprint" with a single OraSure collection. The Company has contracted with a well-established firm, experienced in the field of DNA testing, to conduct further tests.


MARKETING

Life Insurance Industry. Epitope currently markets its OraSure device for use in screening life insurance applicants for HIV, cocaine, and nicotine. The Company maintains a three-member direct sales force that markets OraSure directly to the insurance companies. The insurance companies then make their own decision regarding which insurance reference laboratory to use to supply their devices and testing service. The major laboratories currently using the OraSure device include LabOne, Inc., Osborn Laboratories and Clinical Reference Laboratory. As of November 1997, 24 of the top 100, and 6 of the top 10 life insurance companies were using OraSure to varying degrees for testing applicants for life insurance. Currently there are 62 insurance companies using OraSure. Because the insurance companies are in various stages of their launch plans with OraSure, there exists a wide range of policy limits where the product is being applied. Some insurance companies have chosen to extend their testing to lower policy limits where they did not test at all before, while others have used OraSure to replace some of their blood-based testing. The Company's sales focus is on converting additional insurance companies to the use of OraSure, and extending its use within the companies already using OraSure.

Physician and Public Health Clinical Market. Through September 1997, SB marketed Epitope's oral HIV testing system to the physician, hospital and other professional healthcare provider markets under the brand name OraSure. The Company resumed direct marketing of the device to these markets in October 1997. Information about the product is accessible to consumers through a toll-free number (1-800-OraSure) and on the Internet (www.OraSure.com). Epitope is in the process of determining whether to merge the OraSure web site into the Epitope web site (www.Epitope.com). The SB product launch in 1996 and 1997 was accompanied by an advertising campaign featuring two-page spreads in major medical professional publications. The OraSure brand was also a major sponsor of the 1996 AIDS Candlelight March in Washington, D.C., conducted in connection with the display of the National AIDS Quilts. In addition, SB sponsored numerous AIDS testing programs through various public health organizations, further increasing the awareness of OraSure in these markets. During the period of the agreement (from Feb 1995 to July 1997), SB marketed and publicized the OraSure brand name, and the benefits of oral specimen testing, nationwide. SB set up a testing service for OraSure samples through its SB Clinical Laboratories (SBCL) division, which continues to operate following the termination of the SB Agreement. In addition, SB initiated customer contacts, and began the sales process in the public health arena with a dedicated sales force making significant inroads in this market. Epitope has hired some of the key sales personnel from SB that had been focused on the public health market, and has begun selling its products directly to these customers.

OTC Market. In addition to the sales efforts in the professional and public health markets, substantial work was put into preparation for launching the OraSure product into the OTC market. This market would have required an FDA approved testing laboratory (such as the one set up by SBCL), a counseling service to provide test results, advice and referrals to customers, and a system which would insure accurate and reliable handling of information related to the customer sample, test results and counseling data. Epitope and SB conducted clinical trials which demonstrated that ordinary untrained customers can reliably use the OraSure device to collect an adequate sample for HIV testing using only printed instructions supplied with the OraSure device. Although SB and Epitope have chosen not to pursue the OTC markets at this time, Epitope has begun discussions with other potential marketing partners. Epitope continues to believe that the benefits of oral specimen testing would offer a significant advantage in a consumer setting because it helps to overcome the aversion many people have to taking their own blood for a sample.

International. Epitope markets to international customers primarily through carefully chosen distributors with knowledge of their local market. The distributor's expertise is supplemented by Epitope's contacts with the testing companies to assist in registering the necessary tests in each country, and Epitope's assistance with training and support materials.

Western Blot Distribution. Epitope has entered into supply and distribution agreements with Organon Teknika. The supply agreement provides that Organon Teknika will supply the HIV-1 antigen used to manufacture Western blot confirmatory test kits. The distribution agreement grants Organon Teknika the exclusive right to purchase Western blot confirmatory test kits from Epitope and to market them worldwide. Epitope and Organon Teknika recently extended the expiration dates for the supply and distribution arrangements to March 31, 1998.

COMPETITION

Competition in the emerging market for HIV testing is intense and is expected to increase. The Company believes that the principal competition will come from existing blood-based HIV assays and from urine-based testing assays. Epitope's competitors include specialized biotechnology firms as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies, many of which have considerably greater financial, technical, and marketing resources than Epitope. Competition may intensify as technological advances are made and become more widely known and as products reach the market in greater numbers. Furthermore, new testing methodologies could be developed in the future that render Epitope's oral-based HIV test impractical, uneconomical or obsolete. There can be no assurance that Epitope's competitors will not succeed in developing or marketing technologies and products that are more effective than those developed by Epitope or that would render its technologies or products obsolete or otherwise commercially unattractive. In addition, there can be no assurance that competitors will not succeed in obtaining regulatory approval for these products, or in introducing or commercializing them before Epitope. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

Three companies have submitted applications to the FDA for OTC HIV blood testing: Direct Access Diagnostics, Home Access Health Corp., and ChemTrak Incorporated. The FDA has approved home collection kits for HIV blood testing developed by Direct Access Diagnostics (Johnson & Johnson) and by Home Access Health Corp. In July 1997 Johnson & Johnson withdrew its HIV home test from the market, citing weak sales.

Cambridge Biotech Corporation and BioRad Laboratories, Inc. manufacture HIV Western blot confirmatory tests, and Waldheim Pharmazeutika manufactures immunofluorescent HIV confirmatory tests, which compete with Epitope's EPIblot HIV-1 Western blot serum-based confirmatory test kits.

Several other companies market or have announced plans to market oral specimen collection devices and tests outside the United States and have announced plans to seek FDA approval of such tests in the United States. Epitope expects the number of devices competing with its OraSure device to increase as the benefits of oral specimen-based testing become more widely accepted. The Company expects that FDA approval of the OraSure device will also encourage potential competitors to develop oral diagnostic products. No such devices have yet been approved by the FDA for HIV testing. See "Government Regulation".

The FDA has approved an HIV ELISA screening test for use with a urine sample. More recently the FDA notified Cambridge Biotech Corp that it had completed the review of its HIV-1 Western Blot confirmatory test for use with urine samples, and that the application was approvable, pending the completion of product labeling and restrictions on its use. Until a confirmatory test for HIV testing with urine is approved, a patient who gives an initial positive urine screening result must return to give a second, blood-based sample for confirmatory testing. The Company believes that urine collection can be logistically more difficult, inconvenient and potentially embarrassing for the patient, and that privacy and chain-of-custody issues are further impediments to routine use of urine-based HIV tests.

GOVERNMENT REGULATION

General. Many of Epitope's proposed and existing diagnostic products are subject to regulation by the FDA, other federal, state, and local agencies, and comparable bodies in foreign countries. Such regulation governs almost all aspects of development and marketing, including the introduction, advertising, promotion, manufacturing practices, labeling, distribution, and record keeping for the products. In the United States, different types of diagnostic products are regulated differently by the FDA, as discussed below. As part of the FDA clearance process, Epitope often must demonstrate that its products are both safe and effective for a particular indication or application.

Drugs and Biological Products. Generally, drugs and biological products require FDA approval before marketing. The steps required before a drug or biological product may be marketed in the United States include: (1) preclinical laboratory and animal tests; (2) submission of an application for an investigational new drug or biological product, which must become effective before human clinical trials may commence; (3) human clinical trials; (4) submission of a Product License Application (PLA) for the biological product or a New Drug Application
(NDA) for most other new drug products; and (5) approval of the PLA or NDA.

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

Most products are not approved because of the failure to demonstrate safety, effectiveness, or both. The FDA may suspend clinical trials at any time if it is felt that subjects or patients are being exposed to an unacceptable health risk. Obtaining FDA approval requires substantial time and effort. There can be no assurance that any approval will be granted to Epitope on a timely basis, if at all. As part of the approval process, the FDA may require the Company to initiate post-approval marketing studies.

Medical Devices. Medical devices are classified either in Class I, Class II, or Class III. Class I devices are subject only to general control provisions of the Federal Food, Drug, and Cosmetic Act, as amended (the FDC Act). These provisions include requirements that a device not be adulterated or misbranded. Class II devices are those for which general controls are insufficient to provide a reasonable assurance of safety and efficacy and for which a "generic" performance standard or other special controls are appropriate. Devices that do not meet the criteria for Class I or II are placed in Class III. Class I and II devices, those Class III devices initially marketed prior to passage of the Medical Device Amendments of 1976 (MDA) for which premarket approval applications (PMAs) are not yet required, and devices substantially equivalent to such devices, may be marketed upon FDA clearance of a Premarket Notification (a 510(k)). Other Class III devices may be commercially marketed only after FDA approval of a PMA. Generally, the process of obtaining FDA approval of a PMA is similar to that for obtaining approval of a biological or other drug product.

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

OraSure Collection Device. Use of the OraSure collection device for applications involving the detection of antibodies to HIV is regulated by the FDA as use of a Class III medical device requiring a PMA. In December 1994, the FDA approved Epitope's PMA for use of the OraSure device in HIV screening. Post-approval marketing studies are under way as required as part of the FDA's approval of the OraSure device. In June 1996, the FDA approved the PMA for use of the OraSure oral specimen-based Western blot confirmatory test kit for HIV-1 diagnosis. A second generation HIV-1 antibody EIA test for OraSure samples is currently under review by the FDA.

The Company has also applied for regulatory clearance of the use of the OraSure device for HIV testing (device, screening test, and Western Blot confirmatory test) in Canada.

Epitope has submitted 510(k) Notices for use of OraSure in testing for several drugs of abuse. These submissions are currently undergoing FDA review. See "Business-- Products Under Development--OraSure." In the meantime, the FDA has advised Epitope that OraSure may be used for cocaine testing for the purposes of life insurance risk assessment.

Western Blot Test Kits. Epitope's HIV-1 Western blot serum-based confirmatory test kits are used to confirm whether individuals are infected with HIV-1. They are regulated by the FDA as biological products, unlike most other diagnostic tests which are regulated as medical devices. In March 1991, the FDA cleared the EPIblot HIV-1 serum-based confirmatory test kit for commercial distribution. As noted above, a PMA seeking permission to market the OraSure oral specimen-based Western blot confirmatory test kit for HIV-1 diagnosis was approved by the FDA in June 1996.

Manufacturing Regulations. Every company that manufactures drugs, biological products, or medical devices distributed in the United States is subject to inspections by the FDA and must comply with the FDA's Quality Systems regulations. These regulations govern, among other matters, manufacture, testing, release, packaging, distribution, documentation, purchasing and design control.

Other. Epitope is also subject to regulation by the Occupational Safety and Health Administration and may be subject to regulation by the U.S. Environmental Protection Agency (EPA) under the Toxic Substances Control Act (TSCA), the Resource Conservation and Recovery Act, and other legislation. Epitope is also subject to foreign regulations governing, for example, human clinical trials and marketing with respect to products distributed outside the United States. Approval processes vary from country to country, and the length of time required for approval or to obtain other clearances may in some cases be longer than that required for U.S. governmental approvals. The extent of potentially adverse governmental regulation affecting Epitope that might arise from future legislative or administrative action cannot be predicted.

TARGETED STOCK AND AGRITOPE SPIN-OFF

In November 1996, the Epitope board of directors (the Epitope Board) proposed creating two separate classes of Epitope common stock, one to reflect the business and operations of the Epitope Medical Products business and the other to reflect the business and operations of Agritope, then a wholly owned subsidiary engaged in the agricultural biotechnology business (the Targeted Stock Proposal). In May 1997, prior to a shareholder vote on the Targeted Stock Proposal, the Epitope Board withdrew the Targeted Stock Proposal from consideration. In July 1997, the Epitope Board approved a proposal to spin off Agritope, subject to obtaining financing for Agritope and the satisfaction of certain other conditions, in a distribution to Epitope shareholders (the Agritope Spin-off). In late December 1997, Epitope expects to distribute all of its ownership interest in Agritope to Epitope's shareholders through a stock dividend. Epitope will then no longer own or control any shares of Agritope stock.

DISCONTINUED OPERATIONS

Agritope. Agritope (then named Agricultural Genetic Systems, Inc.) was acquired by Epitope in 1987. Agritope consists of two units: Agritope Research and Development (Agritope R&D) and Vinifera, Inc. (Vinifera). Agritope R&D uses biotechnology in the development of new fruit and vegetable plant varieties for sale to the fresh produce industry. To date, Agritope has not completed commercialization of this technology. A portion of the research and development efforts conducted by Agritope has been performed under various research grants and contracts. Vinifera is engaged in the grapevine propagation and distribution business. During 1995, Vinifera was in the development stage and generated minimal product sales. Vinifera commenced commercial stage operations in 1996. Agritope's results of operations are presented as discontinued operations in the consolidated financial statements included in this Annual Report on Form 10-K for all periods presented. Agritope's net assets are presented in the September 30, 1997 balance sheet as net assets of discontinued operations. All intercompany loans from Epitope to Agritope have been reflected as capital contributions to Agritope consistent with the separation agreement dated between Agritope and Epitope dated December 1, 1997, which also provides that net expenses of Agritope after that date will be borne by Agritope, subject to the completion of the Agritope Spin-off.

Andrew and Williamson Sales, Co. On December 12, 1996, a subsidiary of the Company completed a merger with Andrew and Williamson Sales, Co. (A&W), a producer and wholesale distributor of fresh and frozen fruits and vegetables based in San Diego, California. Under the terms of the merger, the Company issued 520,000 shares of Epitope common stock in exchange for all of the outstanding common stock of A&W.

On May 27, 1997, in accordance with the terms of a rescission agreement, the former shareholders of A&W returned the 520,000 shares of Epitope common stock they received, and Epitope returned all of the outstanding shares of A&W common stock. Epitope also received A&W preferred stock in satisfaction of intercompany loans made to A&W between December 12, 1996 and March 19, 1997. This A&W preferred stock carries a $5.7 million liquidation preference, dividend preferences, and various redemption features. In addition, the Company has provided a guarantee to Wells Fargo Bank for a credit facility provided to A&W which has a borrowing limit of $6.5 million. This credit line is secured by A&W's accounts receivable, inventory and equipment, as well as by personal guarantees from the owners of A&W, who have agreed to reimburse Epitope for any amounts the Company is required to pay under the guarantee.

SUPPLIES

The HIV-1 antigen needed to manufacture Epitope's Western blot HIV confirmatory test kits is available from only a limited number of sources. Organon Teknika, the exclusive distributor of the test kits, is required to supply Epitope's requirements for antigen for the term of its distribution agreement with Epitope, which ends March 31, 1998. If for any reason Organon Teknika should no longer be able to supply the Company's antigen needs, management believes Epitope would be able to obtain its own supply of antigen at a competitive cost. A change in the antigen would require FDA approval. Epitope has obtained a license from the National Technical Information Service which is required for the production of the HIV-1 antigen currently used in the Company's Western blot test kits, although it is unlikely that Epitope would choose to manufacture its own antigen because of its availability from other suppliers.

Other materials used by Epitope in manufacturing, production, and research and development operations are widely available from a variety of sources.

GRANTS AND CONTRACTS
Epitope has received funding in the past from the National Institute of Allergy and Infectious Diseases (NIAID), for work in developing a rapid test to detect HIV antibodies in oral fluid specimens, and from the National Cancer Institute
(NCI) to fund research for the treatment of cancer by exploiting a deficiency of certain compounds in cancer cells. As a part of the SB Agreement, various R&D projects at Epitope were funded by SB, in exchange for certain marketing rights to products which would have resulted from the development. With the termination of the SB Agreement, Epitope regained the rights to the results of the work that had been accomplished under this funding. The Company intends to continue to participate in grant programs and projects with strategic partners as it deems appropriate. The Company regularly makes applications for new grants, but there is no assurance that grant support will be continued.

PATENTS AND PROPRIETARY INFORMATION

Epitope has obtained patents in the United States and certain foreign countries for the OraSure and OraQuick devices and related technology. Epitope has applied for additional patents, both in the United States and in certain foreign countries, on the OraSure collection device and a number of other technologies and products. The Company anticipates filing patent applications for protection on future products and technology. United States patents generally have a maximum term of 20 years from the date an application is filed or 17 years from issuance, whichever is longer.

Much of the technology developed by the Company is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, the Company requires its employees and consultants to enter into confidentiality agreements. The Company believes that patent and trade secret protection is important to its business. However, the issuance of a patent or existence of trade secret protection does not in itself ensure the Company's success. Competitors may be able to produce products competing with a patented Company product without infringing on the Company's patent rights. Issuance of a patent in one country generally does not prevent manufacture or sale of the patented product in other countries. The issuance of a patent to the Company or to a licenser is not conclusive as to validity or as to the enforceable scope of the patent. The validity or enforceability of a patent can be challenged by litigation after its issuance, and, if the outcome of such litigation is adverse to the owner of the patent, the owner's rights could be diminished or withdrawn. Trade secret protection does not prevent independent discovery and exploitation of the secret product or technique.

PERSONNEL

At September 30, 1997, the Company and its subsidiaries had 130 full-time employees, including 85 persons employed by Epitope, and 45 employed by Agritope. Epitope employees included 15 persons in research and product development, 25 in administration and marketing, 34 in manufacturing and production, and 11 in regulatory affairs and quality assurance. Agritope employees included 22 in research and development and 23 at the Vinifera grape plant nursery operation which also employs seasonal part-time employees as needed. The Company considers its relations with its employees to be excellent. None of its employees are represented by labor unions.

The Company and its subsidiaries employ 12 persons holding Ph.D. or M.D. degrees with specialties in the following disciplines: analytical chemistry, bacteriology and public health, biochemistry, biophysics, hematology and internal medicine, immunology, molecular biology, organic chemistry, plant biology and plant pathology. From time to time, the Company also engages the services of scientists as consultants to augment the skills of its scientific staff.

SCIENTIFIC ADVISORY BOARD

The Company also utilizes the services of a Scientific Advisory Board. The Scientific Advisory Board meets periodically to review the Company's research and development efforts and to apprise the Company of scientific developments pertinent to the Company's business. The Scientific Advisory Board comprises chair Daniel Malamud, Ph.D., Professor and Chair, Department of Biochemistry, University of Pennsylvania School of Dental Medicine; J. Richard George, Ph.D., Vice President of Scientific Affairs of Epitope; Lesley M. Hallick, Ph.D., Vice President for Academic Affairs, Oregon Health Sciences University; and James I. Mullins, Ph.D., Professor of Microbiology and Medicine, University of
Washington; and John V. Parry, Ph.D, Deputy Director, Hepatitis and Retrovirology Laboratory, Central Public Health Laboratory, Virus Reference Division, London.

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

The previous discussion of the Company's business should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Statements regarding future events or performance set forth in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors with respect to the Company include loss or impairment of sources of capital; ability of the Company to develop product distribution channels; development of competing products; market acceptance of oral testing products; changes in federal or state law or regulations; and loss of key personnel. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.











ITEM 2.  PROPERTIES.

The Company leases approximately 35,600 square feet of office, manufacturing, and laboratory space in Beaverton, Oregon, under two leases that terminate January 31, 2000. Each lease calls for fixed monthly payments over its term. The Company also entered into a three-year lease, effective October 1, 1996, for 2,265 square feet of warehouse space used to store inventory and equipment.


ITEM 3.  LEGAL PROCEEDINGS.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
         MATTERS.

The Company's Common Stock is listed for trading on the National Market tier of The Nasdaq Stock Market ("NASDAQ") under the symbol EPTO. Prior to Jan 2, 1997, the Company's Common Stock was listed for trading on the American Stock Exchange ("AMEX") under the symbol EPT. High and low sales prices reported by NASDAQ and AMEX during the periods indicated are shown below.


                             SALES PRICES PER SHARE

YEAR ENDED SEPTEMBER 30                  1997                        1996

                                   HIGH          LOW         HIGH          LOW

First Quarter                    $ 16.375     $ 10.875     $ 18.00       $ 9.50

Second Quarter                     17.375        9.75        19.50        13.875

Third Quarter                      11.125        6.25        22.875       15.50

Fourth Quarter                      8.625        4.625       16.125       11.75


On December 1, 1997, there were 1,004 holders of record of the Common Stock, and the closing price of the Common Stock was $5.75. The Company has never paid any cash dividends, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.

On September 30, 1997, the Company issued 209,368 shares of Common Stock to SmithKline Beecham plc in a private placement in exchange for $1,500,000 in cash. The shares were issued in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. SB is an accredited investor, as defined in Regulation D. The Company filed a Form D regarding sale of the shares.

ITEM 6.  SELECTED FINANCIAL DATA.

                           COMPARATIVE FINANCIAL DATA
                      (In thousands, except per share data)

The following table sets forth selected historical consolidated income and balance sheet data of Epitope, Inc. and its subsidiaries. The balance sheet data at September 30, 1997 and 1996 and the operating results data for the years ended September 30, 1997, 1996, and 1995 have been derived from audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The balance sheet data at September 30, 1995, 1994 and 1993 and operating results data for the years ended September 30, 1994 and 1993 have been derived from audited consolidated financial statements and notes thereto not included in this Annual Report on Form 10-K and, in the opinion of management, include all adjustments necessary for fair presentation. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 herein and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           COMPARATIVE FINANCIAL DATA
                      (In thousands, except per share data)

YEAR ENDED SEPTEMBER 30                                   1997        1996         1995         1994         1993

OPERATING RESULTS
Revenues.........................................    $   9,360    $   5,594     $  2,856     $  2,605     $   2,759
Operating costs and expenses.....................       14,324       10,881       14,463        8,890         9,376
Other income (expense), net......................          882        6,388(1)     1,157          456        (1,154)
Profit (loss) from continuing operations.........       (4,081)       1,101      (10,451)      (5,829)       (7,771)
Discontinued operations..........................      (18,359)      (2,501)      (8,045)      (9,804)       (6,958)
Net loss.........................................      (22,440)      (1,400)     (18,496)     (15,633)      (14,729)
Profit (loss) per share from continuing
  operations.....................................         (.30)         .08(2)      (.88)        (.58)        (.88)
Net loss per share...............................        (1.67)        (.11)       (1.56)       (1.56)       (1.67)
Shares used in per share
 calculations....................................       13,404       12,661(2)    11,886       10,050         8,828

BALANCE SHEET DATA
Working capital..................................    $   9,538    $  24,793     $ 20,686     $ 16,766     $   8,703
Total assets.....................................       17,012       29,784       26,142       19,993         9,071
Accumulated deficit..............................      (95,426)     (72,985)     (71,585)     (53,090)      (37,457)
Shareholders' equity.............................       15,014       27,967       22,347       18,470         7,970

(1) Includes one-time licensing fee of $5.0 million.

(2) 13,440,000 shares used in calculation of profit per share from continuing operations due to common stock equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors with respect to the Company include loss or impairment of sources of capital; ability of the Company to develop product distribution channels; development of competing products; market acceptance of oral testing products; changes in federal or state law or regulations; and loss of key personnel. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

                      TARGETED STOCK AND AGRITOPE SPIN-OFF

In November 1996, the Epitope Board proposed creating two separate classes of Epitope common stock, one to reflect the business and operations of the Epitope medical products business and the other to reflect the business and operations of Agritope (the "Targeted Stock Proposal"). In May 1997, prior to a shareholder vote on the Targeted Stock Proposal, the Epitope Board withdrew the Targeted Stock Proposal from consideration. In July 1997, the Epitope Board approved the Agritope Spin-off, subject to obtaining financing for Agritope and the satisfaction of certain other conditions. In October 1997, commitments for financing for Agritope considered to be adequate by the Epitope Board were obtained. In late December 1997, Epitope expects to distribute all of its ownership interest in Agritope to Epitope's shareholders through a stock dividend. Epitope will then no longer own or control any shares of Agritope stock.

                             DISCONTINUED OPERATIONS

Agritope. Agritope is a wholly owned subsidiary of Epitope acquired in 1987. Agritope consists of two units: Agritope R&D and Vinifera. Agritope R&D uses biotechnology in the development of new fruit and vegetable plant varieties for sale to the fresh produce industry. To date, Agritope has not completed commercialization of this technology. A portion of the research and development efforts conducted by Agritope has been performed under various research grants and contracts. Vinifera is engaged in the grapevine propagation and distribution business. During 1995, Vinifera was in the development stage and generated minimal product sales. Vinifera commenced commercial stage operations in 1996. Agritope's results of operations and net assets are presented as discontinued operations in the consolidated financial statements included in this Annual Report on Form 10-K for all periods presented. All intercompany loans from Epitope to Agritope have been reflected as capital contributions to Agritope consistent with the separation agreement dated December 1, 1997. The 1997 loss from discontinued operations of Agritope includes an accrual of $1.2 million for Agritope's operating losses from October 1, 1997 through December 1, 1997 and for costs of the Agritope Spin-off. The separation agreement provides that net expenses of Agritope after December 1, 1997 will be borne by Agritope.

Andrew and Williamson Sales, Co. On December 12, 1996, a subsidiary of the Company completed a merger with Andrew and Williamson Sales, Co. (A&W), a producer and wholesale distributor of fresh and frozen fruits and vegetables based in San Diego, California. Under the terms of the merger, the Company issued 520,000 shares of Epitope common stock in exchange for all of the outstanding common stock of A&W.

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

A&W's results of operations for the period from December 13, 1996 through May 27, 1997 are presented in the consolidated financial statements included in this Annual Report on Form 10-K as discontinued operations. The estimated loss on disposal of $8.4 million results from several factors, including a $1.8 million reduction in market price of the Company's stock from the purchase date to the rescission date, a $5.7 million discount of the A&W preferred stock to its estimated net present value as compared with the face amount of the loans made to A&W, the write-off of $633,000 in A&W acquisition costs, and the accrual of $262,000 in estimated costs associated with the rescission.

                              RESULTS OF OPERATIONS

The table below shows the amount (in thousands) and percentage of Epitope's total revenue contributed by each of its principal products and by grants and contracts.


FISCAL YEAR                                                   1997                  1996                  1995
Product Sales
Oral specimen collection devices.....................   $6,279       67%      $3,311       59%     $   981       34%
Western blot HIV confirmatory tests..................    1,791       19        1,540       28        1,811       64
Other product sales..................................       14        -           14        -           15        -
                                                        ------      ---       ------      ---       ------      ---
                                                         8,084       86        4,865       87        2,807       98

Grants and contracts.................................    1,276       14          729       13           49        2
                                                       -------      ---       ------      ---       ------      ---
                                                        $9,360      100%      $5,594      100%      $2,856      100%

Revenues. Product sales increased by $3.2 million or 66 percent from 1996 to 1997 and by $2.1 million or 73 percent from 1995 to 1996 primarily as a result of expanded sales volume of Epitope's lead product, the EpiScreen/OraSure oral specimen collection device. Approximately 39 percent of 1996 sales were attributable to shipments in the fourth quarter. The significant increase in sales volume of the OraSure device is primarily due to increased purchases of the device by the Company's distributors for the life insurance testing market following approval of the device by the FDA in June 1996 for use in conjunction with an oral-based confirmatory test. Sales of the device to the life insurance testing market in the fourth quarter of fiscal 1997 were adversely affected by reductions in orders as several of the Company's distributors reduced existing inventory levels. Sales in the life insurance market are expected to continue to be at reduced levels in the first quarter of fiscal 1998, with growth expected in both the insurance and public health markets in the second quarter.

Sales in 1997 also reflect increased sales in the public health market due to the marketing efforts of SB, the Company's former marketing partner. In July 1997, as a result of SB's decision to discontinue pursuit of a plan to develop and market over-the-counter products for disease detection, SB terminated its development, license and supply agreement with Epitope. Because the agreement was terminated, Epitope regained OraSure marketing rights from SB. During the transition period in August and September of 1997, SB continued to market the OraSure testing system to the medical community. Beginning in October 1997, the product is being marketed through Epitope's direct sales force.

As of September 30, 1997, the Company had firm orders and contractual commitments for the OraSure device and the Western Blot confirmatory tests respectively totaling approximately $900,000 and $450,000 scheduled for shipment within 90 days, as compared to firm orders for delivery within 90 days of $1.8 million and $450,000 respectively as of September 30, 1996.

Sales of the Company's Western blot HIV confirmatory test increased by $251,000 or 16 percent from 1996 to 1997 and decreased by $271,000 or 15 percent from 1995 to 1996. Sales in 1996 were negatively affected by a reduction in orders from the Company's exclusive distributor for this product as the distributor lowered inventory levels. In addition, 1997 sales of the oral-based Western blot HIV confirmatory test have increased as a result of increased use of the related oral specimen collection device and screening test. As of September 30, 1997, the Company had firm orders for the Western blot HIV confirmatory test totaling $450,000 scheduled for shipment before December 31, 1997.

Grant and contract revenues increased by $547,000 or 75 percent from 1996 to 1997 and by $681,000 or 14 fold from 1995 to 1996 due to funding of research projects by the Company's former development partner, SB. In July 1997, the Company's development, license and supply agreement with SB was terminated, and the R&D funding by SB was curtailed. Discussions are underway with other potential partners who might replace some or all of this R&D funding.

Gross Margin on product sales was 57 percent in 1997, 45 percent in 1996, and negative in 1995. The improvement in gross margins is attributable to increased sales and production volumes for the OraSure device which resulted in lower per unit costs and to the shift in product mix towards the OraSure device which carries a higher gross margin than does the Western blot HIV confirmatory test. The gross margin in the fourth quarter of 1997 was adversely affected by the disposal of inventory on hand which was manufactured with SB labeling and packaging when the development, license and supply agreement with SB was terminated. Excluding the inventory adjustment, the gross margin would have been 59 percent in 1997.

Research and Development Expenses. Research and development expenses increased by $991,000 or 31 percent from 1996 to 1997 and decreased by $1.5 million or 31 percent from 1995 to 1996. The decrease in 1996 was primarily attributable to cost reductions associated with the Company's September 1995 restructuring program as well as lower levels of clinical trials activity. The increase in 1997 was primarily the result of increased levels of research activity, including several clinical studies, conducted under arrangements with SB and for other projects performed by the Company. Plans are in place to reduce the R&D expense for 1998, unless additional funding is forthcoming from potential new partners.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million or 32 percent from 1996 to 1997 and decreased by $1.6 million or 25 percent from 1995 to 1996. The increase in 1997 was primarily attributable to higher corporate and marketing expenses as the Company expanded its direct sales efforts. The decrease in 1996 was primarily due to the results of the Company's September 1995 restructuring program. Selling, general and administrative expenses for 1995 included approximately $607,000 for severance payments and other costs associated with implementing the restructuring program. In addition, marketing expenses in 1996 were $754,000 lower than in 1995 as a result of the restructuring program. 1998 sales expenses are expected to increase as a result of direct marketing efforts by the Company in the public health market.

Selling, general and administrative expenses have been reduced by $1.4 million, $1.1 million and $1.9 million in 1997, 1996 and 1995, respectively, for amounts allocated to Agritope (see "Discontinued Operations"). Certain corporate overhead services such as accounting, annual meeting costs, annual report preparation, audit, executive management, facilities, finance, general management, human resources, information systems, investor relations, legal services, payroll and SEC filings were provided by Epitope on a centralized basis for the benefit of the medical products business and for Agritope ("Shared Services"). Such expenses have been allocated between the medical products business and Agritope using activity indicators which, in the opinion of management, represent a reasonable measure of each business's utilization of such Shared Services. Epitope and Agritope have entered into a transitional services agreement whereby, following the Agritope Spin-off, Epitope will continue to provide certain of these services to Agritope and Agritope will reimburse Epitope for the cost of such services during a transitional period. The allocation of Shared Services to Agritope is expected to significantly decrease in 1998 as Agritope eventually moves to separate facilities. However, the Company has implemented a cost reduction plan for 1998 that is expected to result in savings in selling, general, and administrative expenses to off-set the reduction in allocations to Agritope.

Other Income (Expense), Net. Other income for 1996 included $5.0 million related to license fees received from SB as a result of FDA approval of an extension of dating for the OraSure/EpiScreen device. Interest income decreased in 1997, primarily due to lower levels of invested funds.

LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                     9/30/97               9/30/96
Cash and cash equivalents................         $  1,934             $   5,223
Marketable securities....................            7,142                18,818
Working capital..........................            9,532                24,793

Net cash flows from operating activities improved significantly from 1995 to 1996 as a result of improved operating results and the receipt of a $5.0 million license fee from SB in 1996. Cash flows from operations in 1997 did not include such a payment. Proceeds from the issuance of equity securities of the Company, augmented by funding from strategic partners and other research grants, have represented the primary sources of funds for meeting the Company's requirements for operations, working capital and business expansion. Epitope received $1.5 million for the issuance of common stock in a 1997 private placement. The Company also received proceeds of $168,000, $5.9 million and $21.0 million from the exercise of warrants and options to purchase common stock in 1997, 1996 and 1995, respectively. Research grant funding from strategic partners was $1.3 million, $729,000 and $49,000 in 1997, 1996 and 1995, respectively. Funding of the Company's discontinued operations, Agritope and A&W, required $13.9 million, $3.2 million and $7.8 million in 1997, 1996 and 1995, respectively.

The Company anticipates that it will continue to need funds to support ongoing research and development projects as well as to provide additional manufacturing capacity and related increases in working capital to support growth. The Company intends to utilize cash reserves, cash generated from sales of products and research funding from strategic partners to provide some of the necessary funds. The Company is also exploring opportunities to generate additional funds from the sale of equity securities, and may receive funds through the exercise of outstanding stock options and warrants.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information with respect to this Item is (i) set forth below and (ii) contained in the Company's Consolidated Financial Statements included in Item 14 of this Annual Report on Form 10-K.

                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except income (loss) per share)

The following table presents summarized quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended September 30, 1997 and 1996. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 14 of this Annual Report on Form 10-K.

                                                         FIRST       SECOND        THIRD       FOURTH
                                                       QUARTER       QUARTER      QUARTER      QUARTER       TOTAL
YEAR ENDED SEPTEMBER 30, 1997
Revenues.........................................    $   2,641    $   2,336     $  2,884     $  1,500     $   9,360
Operating costs and expenses.....................        3,251        3,574        4,005        3,494        14,324
Other income, net................................          319          274          173          116           882
Loss from continuing operations..................         (291)        (964)        (948)      (1,878)       (4,081)
Discontinued operations..........................       (4,093)      (9,202)      (1,366)      (3,698)      (18,359)
Net loss.........................................       (4,384)     (10,166)      (2,314)      (5,576)      (22,440)
Loss per share from continuing operations........         (.02)        (.07)        (.07)        (.14)         (.30)
Net loss per share...............................         (.34)        (.74)        (.17)        (.42)        (1.67)

YEAR ENDED SEPTEMBER 30, 1996
Revenues.........................................    $   1,225    $   1,207     $  1,107     $  2,055     $   5,594
Operating costs and expenses.....................        2,510        2,819        2,507        3,045        10,881
Other income, net................................          293          283        5,485(1)       327         6,388
Income (loss) from continuing operations.........         (992)      (1,329)       4,085         (663)        1,101
Discontinued operations..........................         (660)        (488)        (585)        (768)       (2,501)
Net income (loss)................................       (1,652)      (1,817)       3,500       (1,431)       (1,400)
Income (loss) per share from continuing
   operations....................................         (.08)        (.11)         .30         (.05)          .08
Net income (loss) per share......................         (.13)        (.14)         .25         (.11)         (.11)

(1)   Includes license fee of $5.0 million from SmithKline Beecham, plc.






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

The Company has omitted from Part III the information that will appear in the Company's definitive proxy statement for its 1998 annual meeting of shareholders (the "Proxy Statement"), which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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






                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2)  Consolidated Financial Statements and Schedules.

INDEX TO FINANCIAL STATEMENTS                                               Page

Report of Independent Accountants............................................ 24

Consolidated Balance Sheets at September 30, 1997 and 1996................... 25

Consolidated Statements of Operations for years ended
   September 30, 1997, 1996, and 1995........................................ 26

Consolidated Statements of Changes in Shareholders' Equity for years ended
   September 30, 1997, 1996, and 1995........................................ 27

Consolidated Statements of Cash Flows for years ended
   September 30, 1997, 1996, and 1995........................................ 28

Notes to Consolidated Financial Statements................................... 29

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Epitope, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Epitope, Inc. and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Portland, Oregon

October 31, 1997, except for Note 3, as to which the date is December 1, 1997

EPITOPE, INC.
CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30                                                                         1997                  1996

ASSETS
Current assets
Cash and cash equivalents..............................................         $   1,934,480         $   5,222,749
Marketable securities..................................................             7,141,640            18,818,120
Trade accounts receivable, net (Note 2)................................               928,047             1,147,599
Other accounts receivable..............................................               128,949               174,083
Inventories (Note 2)...................................................             1,324,647             1,157,930
Prepaid expenses.......................................................                78,240                89,518
                                                                                 ------------          ------------
Total current assets...................................................            11,536,003            26,609,999

Property and equipment, net (Note 4)...................................             1,200,988             1,542,757
Patents and proprietary technology, net (Note 2).......................               657,487               601,233
Other assets and deposits..............................................                55,099                22,759
Net assets of discontinued operations (Note 3).........................             3,562,726             1,007,607
                                                                                 ------------          ------------
                                                                                $  17,012,303         $  29,784,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable.......................................................         $     110,285         $     449,169
Salaries, benefits and other accrued liabilities ......................             1,887,825             1,368,166
                                                                                 ------------          ------------
Total current liabilities..............................................             1,998,110             1,817,335

Commitments and contingencies (Notes 3 and 9)..........................                     -                     -

Shareholders' equity (Note 5)
Preferred stock, no par value - 1,000,000 shares authorized; no
  shares outstanding...................................................                     -                     -
Common stock, no par value - 30,000,000 shares authorized;  13,454,330
  and 12,937,383 shares issued and outstanding, respectively...........           110,439,726           100,952,282
Accumulated deficit....................................................           (95,425,533)          (72,985,262)
                                                                                 ------------          ------------
                                                                                   15,014,193            27,967,020

                                                                                $  17,012,303         $  29,784,355

The accompanying notes are an integral part of these statements.

EPITOPE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30                                         1997             1996              1995

Revenues
Product sales.............................................         $   8,083,606     $  4,864,378     $   2,806,850
Grants and contracts......................................             1,276,454          729,271            48,672
                                                                    ------------      -----------      ------------
                                                                       9,360,060        5,593,649         2,855,522

Costs and expenses
Product costs.............................................             3,512,054        2,681,429         3,163,012
Research and development costs............................             4,156,996        3,165,838         4,617,246
Selling, general and administrative expenses..............             6,654,553        5,033,491         6,682,860
                                                                    ------------      -----------      ------------
                                                                      14,323,603       10,880,758        14,463,118

Loss from operations......................................            (4,963,543)      (5,287,109)      (11,607,596)

Other income (expense), net
Interest income...........................................               885,583        1,386,968         1,157,305
Interest expense..........................................                (8,165)               -                 -
License fee...............................................                     -        5,000,000                 -
Other, net................................................                 4,861            1,493              (319)
                                                                    ------------      -----------      -------------
                                                                         882,279        6,388,461         1,156,986

Net income (loss) from continuing operations..............            (4,081,264)       1,101,352       (10,450,610)

Discontinued operations (Note 3)
Loss from discontinued operations; Agritope...............            (9,890,599)      (2,501,268)       (8,045,218)
Income from discontinued operations; A&W..................               170,646                -                 -
Estimated loss on disposal of A&W.........................            (8,639,054)               -                 -
                                                                    ------------      -----------      ------------
                                                                     (18,359,007)      (2,501,268)       (8,045,218)

Net loss..................................................         $ (22,440,271)    $ (1,399,916)    $ (18,495,828)

Income (loss) per share from continuing operations........         $        (.30)    $        .08     $        (.88)

Net loss per share........................................         $       (1.67)    $       (.11)    $       (1.56)

Weighted average number of shares
 outstanding..............................................            13,404,402       12,661,420*       11,886,234

* Income per share from continuing operations calculated using 13,440,396 weighted average shares outstanding due to common stock equivalents.

The accompanying notes are an integral part of these statements.

EPITOPE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                          COMMON STOCK               ACCUMULATED

                                                    SHARES            DOLLARS           DEFICIT            TOTAL

BALANCES AT SEPTEMBER 30, 1994..............        10,926,551      $ 71,559,900    $ (53,089,518)     $ 18,470,382
Common stock issued upon
  exercise of options.......................           183,525         2,145,673                -         2,145,673
Common stock issued as
  compensation..............................            16,013           266,800                -           266,800
Compensation expense for
  stock option grants.......................                 -         1,374,710                -         1,374,710
Common stock issued upon
  exercise of warrants......................         1,336,000        18,892,750                -        18,892,750
Common stock issued upon exchange of
   convertible notes........................            23,041           449,991                -           449,991
Equity issuance costs.......................                 -          (757,877)               -          (757,877)
Net loss for the year.......................                  -                -      (18,495,828)      (18,495,828)
                                                    -----------     ------------     ------------       -----------
BALANCES AT SEPTEMBER 30, 1995..............        12,485,130        93,931,947      (71,585,346)       22,346,601

Common stock issued upon
  exercise of options.......................           386,550         4,886,118                -         4,886,118
Common stock issued as compensation.........            19,353           263,586                -           263,586
Compensation expense for stock
  option grants.............................                 -         1,044,183                -         1,044,183
Common stock issued upon
  exercise of warrants......................            46,350           826,600                -           826,600
Equity issuance costs.......................                 -              (152)               -              (152)
Net loss for the year.......................                 -                 -       (1,399,916)       (1,399,916)
                                                    ----------      ------------     ------------       -----------
BALANCES AT SEPTEMBER 30, 1996..............        12,937,383       100,952,282      (72,985,262)       27,967,020

Common stock issued upon
  exercise of options.......................            16,124           168,211                -           168,211
Common stock issued as
  compensation..............................            41,088           323,938                -           323,938
Compensation expense for
  stock option grants.......................                 -           489,668                -           489,668
Common stock issued upon exchange
  of convertible notes (Note 3).............           250,367         4,529,009                -         4,529,009
Equity issuance costs.......................                 -           (86,134)               -           (86,134)
Capital contributed in rescission (Note 3)..                 -         1,820,000                -         1,820,000
Common stock issued for cash................           209,368         1,500,000                -         1,500,000
Minority interest investment in Vinifera....                 -           742,752                -           742,752
Net loss for the year.......................                 -                 -      (22,440,271)      (22,440,271)
                                                    ----------      ------------     ------------       -----------
BALANCES AT SEPTEMBER 30, 1997..............        13,454,330    $  110,439,726    $ (95,425,533)     $ 15,014,193



The accompanying notes are an integral part of these statements.

EPITOPE, INC.
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30

                                                                        1997             1996              1995
Cash flows from operating activities
Net loss..................................................         $ (22,440,271)    $ (1,399,916)    $ (18,495,828)
Adjustments to reconcile Net loss to Net cash
  used in operating activities:
Loss from discontinued operations.........................            18,359,007                -                 -
Depreciation and amortization.............................               729,970        1,086,930         1,458,675
Loss (gain) on disposition of property....................                17,888           (1,098)              819
Decrease (increase) in receivables........................               264,686          125,025        (1,022,050)
Increase in inventories...................................              (166,717)        (233,929)         (286,903)
Decrease (increase) in prepaid expenses...................                11,278           69,133           (17,608)
(Increase) decrease in other assets and deposits..........               (32,340)          20,649           (33,521)
Increase (decrease) in accounts payable and accrued
  liabilities.............................................               180,773       (1,656,478)        2,168,684
Common stock issued as compensation for services..........               323,938          263,586           266,800
Compensation expense for stock option grants and
  deferred salary increases    ...........................               489,668        1,044,183         1,374,710
                                                                    ------------      -----------      ------------
Net cash used in operating activities.....................            (2,262,120)        (723,213)      (14,586,222)

Cash flows from investing activities
Investment in marketable securities.......................           (20,106,837)     (47,608,270)      (16,194,994)
Proceeds from sale of marketable securities...............            31,783,317       45,870,396         4,718,162
Additions to property and equipment.......................              (196,910)      (1,066,758)       (1,350,850)
Proceeds from sale of property............................                     -            7,432            14,343
Expenditures for patents and proprietary technology.......              (265,435)        (770,262)         (305,135)
Investment in affiliated companies........................            (6,702,299)        (331,280)          652,698
Minority interest in affiliated companies.................                     -          215,407                 -
                                                                    ------------      -----------      ------------
Net cash provided by (used in) investing activities.......             4,511,836       (3,683,335)      (12,465,776)

Cash flows from financing activities
Principal payments under installment purchase and
  capital lease obligations...............................                     -          (39,507)          (16,137)
Proceeds from issuance of common stock....................             1,668,211        5,885,573        21,060,912
Cost of common stock issuance.............................                     -             (152)         (757,877)
Cash to Agritope..........................................            (7,206,196)               -                 -
                                                                    ------------      -----------      ------------
Net cash (used in) provided by financing activities.......            (5,537,985)       5,845,914        20,286,898

Net (decrease) increase in cash and cash equivalents......            (3,288,269)       1,439,366        (6,765,100)
Cash and cash equivalents at beginning of year............             5,699,263        4,259,897        11,024,997
                                                                    ------------      -----------      ------------
Cash and cash equivalents at end of year (Note 3).........         $   1,934,480     $  5,699,263     $   4,259,897

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1         THE COMPANY

Epitope, Inc. (the "Company" or "Epitope") is an Oregon company incorporated in 1981. Epitope develops and markets oral specimen collection kits and related diagnostic tests for the detection of the Human Immunodeficiency Virus ("HIV"), the cause of Acquired Immune Deficiency Syndrome ("AIDS"), and for the detection of other medical conditions and analytes. The Company markets the device under the brand name EpiScreen in the United States and in certain foreign countries for use in screening life insurance applicants and under the brand name OraSure for use in the public health and medical professional markets. The Company also conducts joint research and development projects under contracts and grants.

See Note 3, Discontinued Operations, below.

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

Cash and Cash Equivalents; Marketable Securities. The Company considers all highly liquid investments with maturities at time of purchase of three months or less to be cash equivalents. At September 30, 1997, marketable securities consisted of commercial paper and U.S. Treasury securities with an original maturity period greater than three months, but generally less than 12 months. The Company's policy is to invest its excess cash in securities that maximize
(a) safety of principal, (b) liquidity for operating needs, and (c) after-tax yields.

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized all of its investments as available-for-sale securities and, accordingly, unrealized gains and losses on such investments, if material, are carried as a separate component of shareholders' equity. Such unrealized gains and losses were immaterial as of September 30, 1997 and 1996.

Trade Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts of $32,284 and $6,872, respectively, at September 30, 1997 and 1996.

Inventories. Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventory components are summarized as follows:

SEPTEMBER 30                                                                         1997                   1996
Raw materials..........................................................           $   296,432          $    522,824
Work-in-process........................................................               343,585               389,642
Finished goods.........................................................               670,175               192,882
Supplies...............................................................                14,455                52,582
                                                                                   ----------            ----------
                                                                                  $ 1,324,647           $ 1,157,930

Depreciation and Capitalization Policies. Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for renewals and betterments are capitalized.

Depreciation and amortization of property and equipment are calculated primarily under the straight-line method over the estimated lives of the related assets (three to seven years). Leasehold improvements are amortized over the shorter of estimated useful lives or the terms of the related leases. When assets are sold or otherwise disposed of, cost and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in operations.

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

Amortization and accumulated amortization are summarized as follows:

                                                                     1997         1996         1995
Amortization expense for the year ended September 30......        $ 209,180    $ 172,095    $ 130,313
Accumulated amortization at September 30..................          830,290      621,110      449,015

Fair Value of Financial Instruments. The carrying amounts for cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Revenue Recognition. Product revenues are generally derived from the sale of products and are recognized as revenue when the related products are shipped. Grant and contract revenues include funds received under research and development agreements with various entities. Such revenues are recognized in accordance with the contract terms.

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

Shared Services. Certain corporate overhead services such as accounting, annual meeting costs, annual report preparation, audit, executive management, facilities, finance, general management, human resources, information systems, investor relations, legal services, payroll and SEC filings are provided by Epitope on a centralized basis for the benefit of the Company's subsidiaries ("Shared Services"). Such expenses have been allocated to the subsidiaries in the accompanying financial statements using activity indicators which, in the opinion of management, represent a reasonable measure of the subsidiaries' utilization of such Shared Services. These activity indicators, which are reviewed periodically and adjusted to reflect changes in utilization, include number of employees, number of computers, and level of expenditures. The related subsidiaries' operating results are included in discontinued operations. See
Note 3, Discontinued Operations. Selling, general and administrative expenses have been reduced by Shared Services allocated to the subsidiaries included in discontinued operations of: $1,402,895, $1,069,249 and $1,892,371 for the years ended September 30, 1997, 1996 and 1995, respectively.

Income Taxes. The Company accounts for certain revenue and expense items differently for income tax purposes than for financial reporting purposes. These differences arise principally from methods used in accounting for stock options and depreciation rates. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires the use of the asset and liability method for accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Stock-Based Compensation. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a fair-value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees," but with additional financial statement disclosure. The Company has elected to continue to account for its stock-based compensation under APB 25. See Note 5, Shareholders' Equity.

Income (Loss) Per Share. Income (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of the number of shares issuable upon exercise of outstanding warrants, options and convertible notes less the number of shares assumed to have been purchased for the treasury with the proceeds from such exercise. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Primary and fully diluted net income (loss) per share are the same.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This new standard is effective for interim and annual periods ending after December 15, 1997. SFAS 128 will require the reporting of "basic" and "diluted" earnings per share ("EPS") instead of "primary" and "fully diluted" EPS as required under current accounting principles. Basic EPS eliminates the common stock equivalents considered in calculating primary EPS. Diluted EPS is similar to fully diluted EPS.

Supplemental Profit and Loss Information. In September 1995, management announced a company-wide reduction in work force whereby 48 employees were terminated. The Company charged $607,000 to 1995 results of operations for severance payments and related expenses of this program. As of September 30, 1996, $55,000 of these charges remained accrued and are included in the accompanying balance sheets of the Company under the caption "Salaries, benefits and other accrued liabilities." There were no such accruals remaining as of September 30, 1997.

Management Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates relating to assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. The Company has a contingent liability with regard to the guarantee of a loan to a former subsidiary (A&W) through Wells Fargo Bank, NA. Because of the various collateral and corporate and personal guarantees that also back up this line of credit, the Company feels that the likelihood that the Company will sustain any loss under this agreement is remote (see Note 3, Discontinued Operations).

Reclassifications. Certain reclassifications have been made to prior years' data to conform with the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

NOTE 3         DISCONTINUED OPERATIONS

Agritope. Throughout the period presented, Agritope, Inc. ("Agritope") was a wholly owned subsidiary of Epitope acquired in 1987. Agritope consists of two units: Agritope Research and Development ("Agritope R&D") and Vinifera, Inc. ("Vinifera"). Agritope R&D uses biotechnology in the development of new fruit and vegetable plant varieties for sale to the fresh produce industry. To date, Agritope has not completed commercialization of this technology. A portion of the research and development efforts conducted by Agritope has been performed under various research grants and contracts. Vinifera is engaged in the grapevine propagation and distribution business. During 1995, Vinifera was in the development stage and generated minimal product sales. Vinifera commenced commercial stage operations in 1996. Agritope's results of operations and net assets are presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. All intercompany loans from Epitope to Agritope have been reflected as capital contributions to Agritope consistent with the separation agreement between Epitope and Agritope dated December 1, 1997. The 1997 loss from discontinued operations of Agritope includes an accrual of $1.2 million for Agritope's operating losses, from October 1, 1997 to December 1, 1997, and costs of the spin-off of Agritope which is expected to occur in late December 1997. The separation agreement provides that, all net expenses of Agritope beginning December 1, 1997, will be borne by Agritope.

Andrew and Williamson Sales, Co. On December 12, 1996, a subsidiary of the Company completed a merger with Andrew and Williamson Sales, Co. (A&W), a producer and wholesale distributor of fresh and frozen fruits and vegetables based in San Diego, California. Under the terms of the merger, the Company issued 520,000 shares of common stock of Epitope, Inc. in exchange for all of the outstanding common stock of A&W.

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

A&W's results of operations for the period from December 13, 1996 through May 27, 1997 are presented in the accompanying financial statements as discontinued operations. The estimated loss on disposal of $8.4 million results from several factors, including a $1.8 million reduction in market price of the Company's stock from the purchase date to the rescission date, a $5.7 million discount of the A&W preferred stock to its estimated net present value as compared with the face amount of the loans made to A&W, the write-off of $633,000 in A&W acquisition costs, and the accrual of $262,000 in estimated costs associated with the rescission.

THE COMPONENTS OF AGRITOPE'S NET ASSETS ARE SUMMARIZED AS FOLLOWS:

SEPTEMBER 30                                                                         1997              1996
Cash.......................................................................       $     4,384      $   476,512
Trade accounts receivable, net.............................................           617,359          264,986
Inventories................................................................         2,081,295          509,745
Other current assets.......................................................           281,778           33,149
                                                                                   ----------       ----------
Total current assets.......................................................         2,984,816        1,284,392

Property and equipment, net................................................         2,749,788        1,286,197
Patents and proprietary technology, net....................................         1,276,692          510,244
Investment in affiliates...................................................           246,962        2,448,623
Other assets...............................................................            26,797          140,513
                                                                                   ----------       ----------
                                                                                    7,285,055        5,669,969

Convertible notes due June 1997............................................                 -        3,620,003
Other current liabilities..................................................         1,326,008          826,952

Long-term liabilities......................................................         1,196,321          215,407
Accrued losses.............................................................         1,200,000                -
                                                                                   ----------       ----------
Net assets of discontinued operations......................................       $ 3,562,726      $ 1,007,607

THE  SUMMARIZED  STATEMENTS OF OPERATIONS  FOR AGRITOPE AND  SUBSIDIARIES  IS AS
FOLLOWS:

SEPTEMBER 30                                                                    1997                 1996                1995

Revenues..............................................................     $  1,551,190          $   585,485        $  2,109,688
Operating costs and expenses..........................................        6,088,883            2,821,397           9,920,166
Other income (expense), net...........................................       (4,427,275)            (265,356)           (234,740)
Minority interest in subsidiary net loss..............................          274,369                    -                   -
                 -
Net loss from operations..............................................       (8,690,599)          (2,501,268)         (8,045,218)

Bank Line of Credit. A&W maintains a $6,500,000 revolving bank line of credit. The line is secured by A&W's accounts receivable, inventory and equipment. Epitope has agreed to guarantee the line of credit and any succeeding line of credit through November 1, 1998. In addition, the principals of A&W have each personally guaranteed the loan. The Company's guarantee contains various financial covenants including minimum tangible net worth levels. The balance outstanding under the line was $250,000 at September 30, 1997.

Long Term Debt. In November 1996, Epitope exchanged $3,380,000 principal amount of Agritope convertible notes for 250,367 shares of common stock of Epitope at a reduced exchange price of $13.50 per share. The exchange price had previously been fixed at $19.53 per share. Accordingly, Agritope recognized a charge to results of operations of $1,216,654 in the first quarter of fiscal 1997 representing the conversion expense. In conjunction with the exchange, unamortized debt issuance costs of $86,134 related to such notes were recognized as equity issuance costs during 1997. Concurrent with the note conversion, Epitope made a $4,529,009 capital contribution to Agritope. On June 30, 1997, Agritope paid in full the remaining $240,000 principal amount outstanding.

NOTE 4         PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

SEPTEMBER 30                                                                        1997                   1996
Research and development laboratory equipment..........................          $  1,096,425          $  1,056,883
Manufacturing equipment................................................             1,389,304             1,291,546
Office furniture and equipment.........................................             1,772,698             1,899,948
Leasehold improvements.................................................             1,102,895             1,084,660
Construction in progress...............................................               109,380               134,557
                                                                                  -----------           -----------
                                                                                    5,470,702             5,467,594
Less accumulated depreciation and amortization.........................            (4,269,714)           (3,924,837)
                                                                                  -----------           -----------
                                                                                 $  1,200,988          $  1,542,757

NOTE 5         SHAREHOLDERS' EQUITY

Authorized Capital Stock. The Company's amended articles of incorporation authorize 1,000,000 shares of preferred stock and 30,000,000 shares of common stock. The Company's Board of Directors has authority to determine preferences, limitations and relative rights of the preferred stock.

Common Stock Reserved for Future Issuance. As of September 30, 1997, the following shares of the Company's common stock were reserved for future issuance, as more fully described below:

PURPOSE                                                                                   SHARES
Outstanding warrants............................................................        2,000,640
Outstanding stock options.......................................................        3,499,865
Employee Stock Purchase Plan subscriptions......................................           76,460
                                                                                        ---------
                                                                                        5,576,965

Common Stock  Warrants.  As of September 30, 1997, the following  warrants to purchase  shares of common stock were outstanding:
DATE OF ISSUANCE                                               SHARES        PRICE *       EXPIRATION DATE
September 26, 1991........................................      159,150      $16.00     September 30, 2000
December 23, 1992.........................................      988,390       18.50     September 30, 2000
July 20, 1993.............................................      375,000       20.00     September 30, 2000
August 1, 1993............................................      200,000       18.50     September 30, 2000
October 17, 1994..........................................       50,000       18.50     September 30, 2000
November 22, 1994.........................................      228,100       18.50     September 30, 2000
                                                              ---------
                                                              2,000,640

* Beginning ten days after the Agritope spin-off, Epitope will allow exercise of the warrants at a price equal to 110 percent of the average closing price of Epitope common stock during the five trading days beginning on the date of the spin-off.

Stock Award Plans. The Company's 1991 Stock Award Plan (the "1991 Plan") was approved by the shareholders during 1991, replacing the Company's Incentive Stock Option Plan ("ISOP"). The 1991 Plan provides for stock-based awards to employees, outside directors and members of scientific advisory committees or other consultants. Awards which may be granted under the 1991 Plan include qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards and other stock-based awards.

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

Options issued to employees under the ISOP were issued at prices not less than the fair market value of a share of common stock on the date of grant. The options are exercisable after one year from the date of grant at the rate of 25% per year cumulatively and expire ten years from the date of grant.

The 1991 Plan also provides that nonqualified options may be granted at a price not less than 75% of the fair market value of a share of common stock on the date of grant. The option term and vesting schedule of such awards may either be unlimited or have a specified period in which to vest and be exercised. For the discounted nonqualified options issued, the Company amortizes, on a straight-line basis over the vesting period of the options, the difference between the exercise price and the fair market value of a share of stock on the date of grant. As of September 30, 1997, 1,145,874 shares of Epitope common stock remain available for grant under the Company's stock award plans.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a fair-value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under, but with additional financial statement disclosure. The Company has continued to account for stock-based compensation under APB 25, and therefore, SFAS 123 did not have a material impact on its financial position or results of operations.

Options granted and outstanding under the Company's stock option plans are summarized as follows:

                                        1997                        1996                           1995
                                 SHARES       PRICE          SHARES       PRICE            SHARES         PRICE
Outstanding at
 beginning of period ......    3,365,726  $3.50 - 24.00    3,636,103  $1.09 - 24.00      3,483,432    $1.09 - 24.94
Granted....................    2,801,403   3.50 - 14.81      901,379   9.81 - 18.13        802,050    14.94 - 18.88
Exercised..................      (16,124)  7.25 - 14.81     (386,550)  1.09 - 17.13       (183,525)    1.84 - 22.50
Canceled...................   (2,651,140)  3.50 - 24.00     (785,206) 14.38 - 24.00       (465,854)    7.38 - 24.94
                               ---------   ------------    ---------  -------------      ---------   --------------
Outstanding at end of period   3,499,865  $3.50 - 20.38    3,365,726  $3.50 - 24.00      3,636,103    $1.09 - 24.00

Exercisable................    2,474,623  $3.50 - 20.38    2,302,212  $3.50 - 24.00      2,002,925    $1.09 - 24.00

                                    Number of        Weighted          Average Remaining
Exercise Price Range                Shares           Average Price              Contractual Life
--------------------                ------           -------------              ----------------
$3.50     -    $5.75                     55,950           $4.9172                        5.69
$6.38     -    $6.38                    825,000           $6.375                         8.27
$6.69     -    $7.06                     65,150           $6.968                         9.53
$7.25     -    $7.25                  2,175,503           $7.25                          7.57
$8.02     -    $20.38                   296,832           $13.72                         8.46
                                     ----------           ------                         ----
                                      3,418,435            $7.56                         7.83

Options exercisable at September 30, 1997 totaled 2,474,623 shares at a weighted average exercise price of $7.65. Options available for grant at September 30, 1997 totaled 1,145,874.

Pursuant to the 1991 Plan, 973 and 3,680 shares of common stock were also awarded to consultants and members of the Company's scientific advisory committees during 1996 and 1995, respectively.

Employee Stock Purchase Plans. In 1991, the shareholders approved the Company's adoption of the 1991 Employee Stock Purchase Plan ("1991 ESPP") covering a maximum of 100,000 shares of common stock for subscription over two offering periods. The purchase price for stock purchased under the 1991 ESPP for each of the two 24-month subscription periods was the lesser of 85% of the fair market value of a share of common stock at the commencement of the subscription period or the fair market value at the close of each subscription period. An employee may also elect to withdraw at any time during the subscription period and receive the amounts paid plus interest at the rate of 6%.

The 1993 Employee Stock Purchase Plan ("1993 ESPP"), as amended and restated effective February 1, 1993, covers a maximum of 500,000 shares of common stock for subscription over established offering periods. The Company's Board of Directors was granted authority to determine the number of offering periods, the number of shares offered, and the length of each period, provided that no more than three offering periods (other than Special Offering Subscriptions as described below) may be set during each fiscal year of the Company. Other provisions of the 1993 ESPP are similar to the 1991 ESPP. As of September 30, 1997, 76,460 shares of common stock were subscribed for during two offerings under the 1993 ESPP. Shares subscribed for under these 1993 ESPP offerings may be purchased over 24 months and have initial subscription prices of $ 8.77 and $
6.00 per share for the various offerings. During the year ended September 30, 1997, 2,472 shares were issued at prices ranging from $8.77 to $12.33 under the 1993 ESPP.

The 1993 ESPP was amended to allow the Company, at its discretion, to provide Special Offering Subscriptions whereby an employee's annual increase in compensation could be deferred for a one-year period. At the end of the one-year period, the employee can elect to receive the deferred compensation amount in the form of cash or shares of the Company's common stock. The purchase price for stock issued under a Special Offering Subscription is the lesser of 85% of the fair market value of a share of common stock on the first day of the calendar month the employee's increase was effective or the fair market value at the close of the one-year subscription period. 5,569 Special Offering Subscription shares were issued to employees during 1995 at an average price of $15.26 per share.

The Company has elected to account for its stock-based compensation under the provisions of APB 25, however, as required by SFAS 123, the Company has computed for pro forma disclosure purposes the value of options granted during 1997 and 1996 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1997 and 1996 were a risk free interest rate of 5.9 percent and 5.6 percent, respectively, an expected dividend yield of 0 percent and 0 percent, respectively, an expected life of 4.3 and 4.4 years, respectively, and an expected volatility of 53 percent and 48 percent, respectively. The weighted average assumptions used for ESPP rights for 1997 and 1996 were a risk free interest rate of 6.1 percent and 5.4 percent, respectively, an expected dividend yield of 0 percent and 0 percent, respectively, an expected life of 2 years and 2 years, respectively, and an expected volatility of 63 percent and 48 percent, respectively. The weighted-average fair value of ESPP rights granted in 1997 was $248,700 and $57,600 for ESPP rights granted in 1996.

Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended September 30, 1997 and 1996, the total value of the options granted was computed to be $9,096,600 and $6,638,200, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and pro forma net income per share would have been reported as follows:

YEAR ENDED SEPTEMBER 30                                            1997                      1996

                                                   NET LOSS          NET LOSS           NET LOSS          NET LOSS
                                                                    PER SHARE                             PER SHARE
As reported.................................   $ (22,440,271)         $ (1.67)      $ (1,399,900)          $ (.11)
Pro forma...................................     (26,958,371)           (2.01)        (3,579,800)            (.28)

The effects of applying SFAS 123 in providing pro forma disclosure for 1997 and 1996 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

NOTE 6            INCOME TAXES

As of September 30, 1997, the Company had net operating loss carryforwards of approximately $45.0 million and $42.0 million, respectively, to offset federal and state taxable income. Approximately $6.9 million of the Company's net operating loss carryforwards were generated as a result of deductions related to the exercise of stock options. When utilized, such carryforwards, as tax effected, will be reflected in the Company's financial statements as an increase in shareholders' equity rather than a reduction of the provision for income taxes.

As of September 30, 1997, the Company had total gross deferred tax assets of approximately $21.3 million, consisting primarily of $17.0 million net operating loss carryforwards, $1.7 million of deferred compensation and a $0.9 million research and development tax credit carryforward. No benefit for these assets has been reflected in the accompanying consolidated financial statements as they do not satisfy the recognition criteria set forth in SFAS 109. Accordingly, a valuation allowance of $21.3 million, representing a $4.6 million increase since the prior fiscal year end, has been recorded.

The expected tax benefit of approximately $4.4 million for the year ended September 30, 1997 is increased by approximately $0.5 million for the effect of state and local taxes (net of federal impact) and is reduced by approximately $4.6 million for the effect of the increase in valuation allowance and $0.3 million for other permanent differences consisting primarily of the A&W valuation difference write off.

The federal and state net operating loss carryforwards available to offset future taxable income will expire as follows:

                                                                                        LOSS CARRYFORWARDS
YEAR OF EXPIRATION                                                                 FEDERAL              OREGON
1998...................................................................        $    22,000          $      ---
1999...................................................................            252,000              25,000
2000...................................................................            100,000             200,000
2001...................................................................            300,000              31,000
2002...................................................................            666,000                 ---
2003...................................................................          2,278,000           2,106,000
2004...................................................................          2,360,000           2,206,000
2005...................................................................          1,993,000           1,914,000
2006...................................................................          6,100,000           5,643,000
2007...................................................................          6,378,000           5,788,000




2008...................................................................          5,370,000           4,671,000
2009...................................................................          3,459,000           4,430,000
2010...................................................................          7,053,000           6,275,000
2011...................................................................            796,000             796,000
2012...................................................................          7,731,000           7,731,000
                                                                              ------------        ------------
                                                                               $44,858,000         $41,816,000

Significant components of Epitope's deferred tax asset were as follows:

SEPTEMBER 30
1997                               1996
Net operating loss carryforwards.......................................        $17,030,000         $13,627,000
Deferred compensation..................................................          1,707,000           1,504,000
Research and experimentation credit carryforwards......................            888,000             812,000
Accrued expenses.......................................................            868,000             302,000
Other..................................................................            850,000             436,000
                                                                              ------------        ------------

Gross deferred tax assets..............................................         21,343,000          16,681,000
Valuation allowance....................................................        (21,343,000)        (16,681,000)
                                                                              ------------        ------------
Net deferred tax asset.................................................        $      ----         $      ----

NOTE 7   RESEARCH AND DEVELOPMENT ARRANGEMENTS

In February 1995, the Company entered into a development, license and supply agreement with SmithKline Beecham, plc ("SB") pursuant to which the Company conducted research and development projects funded by SB. In July 1997, SB terminated the agreement. Revenues from research and development arrangements are included in the accompanying consolidated statements of operations under the caption "Grants and Contracts."

NOTE 8   DISTRIBUTION AND SUPPLY CONTRACTS

The Company has entered into several contractual arrangements, including those discussed in the following paragraphs, for distribution of certain of its products to customers.

The Company continues to maintain supply and distribution agreements with Organon Teknika Corporation ("Organon Teknika"), whereby Organon Teknika supplies the Company's antigen requirements and exclusively distributes the Company's EPIblot HIV confirmatory tests ("EPIblot") on a worldwide basis. As of April 1, 1994, the Company renewed the agreements which had an initial termination date of March 31, 1997 (with successive one-year renewal periods thereafter) and include pricing incentives based on volumes purchased by Organon Teknika and penalties for failure to purchase specified minimum quarterly volumes. In 1997, the agreement was extended for another one-year period. For the years ended September 30, 1997, 1996 and 1995, respectively, revenues generated from sales of EPIblot to Organon Teknika were $1,791,290, $1,539,164 and $1,808,431, including export sales of $15,750, $62,539 and $72,369.

LabOne, Inc. (previously Home Office Reference Laboratory, Inc.) purchases oral specimen devices from the Company for use in insurance testing in return for non-exclusive distribution rights in the United States and Canada under an agreement which expires on March 13, 2000, with an automatic five-year renewal, unless either party notifies the other of intent not to renew at least 180 days prior to the initial expiration date. For the years ended September 30, 1997, 1996 and 1995, respectively, revenues generated from product sales to LabOne, Inc. were $3,194,698, $1,327,544 and $525,628 including export sales of $597,000, $394,747 and $58,500.

SB had an exclusive agreement to market the Company's oral specimen collection device worldwide, except in several foreign countries and to the insurance industry in the U.S., Canada and Japan. In July 1997, SB terminated its development, license and supply agreement with Epitope. As a result, the Company acquired marketing rights for OraSure from SB. During the transition period in August and September of 1997, SB continued to market the OraSure testing system to the medical community. Beginning in October 1997, the product is marketed through Epitope's direct sales force.

In 1995, SB made an initial license fee payment of $1 million to the Company and committed an additional license fee of $4 million to be paid upon FDA approval of a pending request to amend the labeling of the Company's oral specimen collection device to indicate a two-year shelf life. In April 1996, the FDA granted the Company's request for extended dating and SB disbursed $4 million plus interest from escrow. Accordingly, the Company recognized income of $5 million in 1996 operating results.


NOTE 9    COMMITMENTS

The Company leases office, manufacturing, warehouse and laboratory facilities under operating lease agreements which require minimum annual payments as follows:

YEAR ENDING SEPTEMBER 30

1998..............................................................................................      $ 345,576
1999..............................................................................................        346,356
2000..............................................................................................        109,992
                                                                                                        ---------
                                                                                                        $ 801,924

Under the agreements for the lease of its office and laboratory facilities, the Company is obligated to the lessor for its share of certain expenses related to the use, operation, maintenance and insurance of the property. These expenses, payable monthly in addition to the base rent, are not included in the amounts shown above. Rent expense aggregated $409,970, $538,665 and $547,930 for the years ended September 30, 1997, 1996 and 1995, respectively.

NOTE 10  PROFIT SHARING AND SAVINGS PLAN

The Company established a profit sharing and deferred salary savings plan in 1986 and restated the plan in 1991. All employees are eligible to participate in the plan. In addition, the plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under the provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. Effective October 1, 1991, the Company replaced a discretionary profit sharing provision with a matching contribution (either in cash, shares of Epitope common stock, or partly in both forms) equal to 50% of an employee's basic contribution, not to exceed 2.5% of an employee's compensation. The Board of Directors has the authority to increase or decrease the 50% match at any time. During 1997, 1996 and 1995, respectively, the Company contributed $101,737 (11,459 shares, totaling $101,721 and the remainder in cash), $73,315 (4,653 shares totaling $73,279 and the remainder in cash) and $97,631 (5,562 shares totaling $97,607 and the remainder in cash). As of September 30, 1997, 27,832 shares of Epitope common stock are held by the plan.

NOTE 11   GEOGRAPHIC AREA INFORMATION

The Company's products are all included in the medical products industry segment. See Note 1 for a description of the Company's business. The Company's products are sold principally in the United States, Canada and Europe. Operating loss represents revenues less operating expenses. In computing operating loss, allocated corporate administration expenses have been included; however, other income and expense items such as interest expense, miscellaneous income, and other charges have not been added or deducted.

IN THOUSANDS

GEOGRAPHIC                   REVENUES                     OPERATING LOSS                   IDENTIFIABLE ASSETS
AREAS             1997         1996      1995      1997         1996         1995       1997       1996      1995
United
States........   $ 8,569     $ 4,903    $ 2,630 $ (4,964)    $ (5,287)   $ (11,608)  $ 17,012   $ 29,784  $ 26,142
Canada........       608         404         78                     -            -                     -         -
Latin
America.......         4         100          -                     -            -                     -         -
Europe........        49          65         72                     -            -                     -         -
Other.........       130         122         76                     -                       -          -         -
                  ------      ------     ------   ------      -------     --------    -------    -------   -------
                 $ 9,360     $ 5,594    $ 2,856 $ (4,964)    $ (5,287)   $ (11,608)  $ 17,012    $29,784  $ 26,142



No schedules are included with the foregoing financial statements because the required information is inapplicable or is presented in the financial statements or related notes thereto.

(a)(3) Exhibits.

See Index to Exhibits following the signature pages of this report.

(b)      Reports on Form 8-K.

Current report on Form 8-K dated July 28, 1997, reporting under Item 5 the Company's intention to spin-off Agritope and the termination of the SB Agreement.

Current report on Form 8-K dated September 12, 1997, reporting under Item 5 the extension and repricing of outstanding warrants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 24, 1997.

                            EPITOPE, INC.

                            By /s/ Gilbert N. Miller
                            Gilbert N. Miller
                            Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 24, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                          TITLE

         *JOHN W. MORGAN            President and Chief Executive Officer
         John W. Morgan             (Principal Executive Officer)

         /S/ GILBERT N. MILLER      Executive Vice President and
         Gilbert N. Miller          Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

         *W. CHARLES ARMSTRONG      Director
         W. Charles Armstrong

         *RICHARD K. DONAHUE        Director
         Richard K. Donahue

         *ADOLPH J. FERRO           Director
         Adolph J. Ferro

         *R. DOUGLAS NORBY          Director
         R. Douglas Norby

         *MICHAEL J. PAXTON         Director
         Michael J. Paxton

         *ROGER L. PRINGLE          Director
         Roger L. Pringle

         *G. PATRICK SHEAFFER       Director
         G. Patrick Sheaffer

         * /S/ GILBERT N. MILLER
         Gilbert N. Miller
         (Attorney-in-Fact)

                                INDEX TO EXHIBITS
Exhibit
Number            Exhibit
------            -------
2.1               Acquisition and Merger Agreement among  Registrant,  Thamscoe,
                  Inc., Andrew and Williamson Sales, Co., and the shareholders of Andrew and Williamson Sales, Co., dated November 6, 1996.
                  Incorporated  by  reference  to Exhibit 2 to the  Registrant's
                  Current Report on Form 8-K dated November 6, 1996.

2.2               Settlement Agreement and Release among Epitope, Inc., Keith R.
                  Andrew and Kevin S. Andrew as co-trustees under the Fred W. and Virginia S. Andrew 1990 Revocable Living Trust, Keith R. Andrew, individually, Fred L. Williamson, Fred M. Williamson and Andrew and Williamson Sales, Co., dated May 4, 1997. Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 31, 1996 ("March 1996 10-Q").

2.3 Separation Agreement between Epitope, Inc. and Agritope, Inc, dated December 1, 1997

3.1               Restated Articles of Incorporation, as amended, of Registrant.
                  Incorporated by reference to Exhibit 3 to the Registrant's Registration Statement on Form 8-A filed December 26, 1997 (File No. 000-15337).

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

4.8 Notice to warrantholders and current form of warrant certificate for warrants issued in September 1991 offering, reflecting extension of expiration date. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 12, 1997.

4.11 Notice to warrantholders and current form of warrant certificate for warrants issued in December 1992 offering, reflecting extension of expiration date. Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 12, 1997.

4.12 Notice to warrantholders and current form of warrant certificate for warrants issued in July 1993 offering, reflecting extension of expiration date. Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated September 12, 1997.

4.13 Notice to warrantholders and current form of warrant certificate for warrants issued in August 1993 offering, reflecting extension of expiration date. Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated September 12, 1997.

10.1              Incentive  Stock  Option  Plan  of  Registrant,   as  amended.
                  Incorporated by reference to Exhibit 10.1 to the 1994 10-K.*

10.2              Amended and Restated Epitope, Inc., 1991 Stock Award Plan.*

10.3              Agritope,   Inc.,  1992  Stock  Award  Plan.  Incorporated  by
                  reference to Exhibit 10.3 to the 1992 10-K.*

10.4 Form of Nonqualified Stock Option Agreement to be issued to certain officers and directors of Registrant pursuant to Agritope, Inc., 1992 Stock Award Plan.*

10.5 Lease dated July 17, 1990, among Registrant, Koll Woodside Associates, a California general partnership, and Petula Associates, Ltd., an Iowa corporation. Incorporated by reference to Exhibit 10.5 to the 1994 10-K.

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

10.9 Agreement dated December 9, 1987, between Registrant and Adolph Ferro, Ph.D. Incorporated by reference to Exhibit 4.3 to the 1988 S-1.*

10.10 Amendment to Agreement of December 9, 1987, dated November 11, 1996, between Registrant and Adolph J. Ferro, Ph.D. Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

10.11 Distribution Agreement dated as of April 1, 1994, between Registrant and Organon Teknika Corporation. Incorporated by reference to Exhibit 10.3 to the June 1994 10-Q.

10.12 Supply Agreement dated as of April 1, 1994, between Registrant and Organon Teknika Corporation. Incorporated by reference to
                  Exhibit 10.4 to the June 1994 10-Q.

10.13             Form of Indemnification  Agreement for directors and officers.
                  Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (No. 333-15705).*

10.14 Amended and Restated Employment Agreement dated January 8, 1991 between Andrew S. Goldstein and Registrant. Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1991 (the "1991 10-K").*

10.15             Amended and Restated  Employment  Agreement  dated  January 9,
                  1991,   between  Adolph  J.  Ferro,   Ph.D.,  and  Registrant.
                  Incorporated by reference to Exhibit 10.29 to the 1991 10-K.*

10.16 Amendment to Amended and Restated Employment Agreement of January 9, 1991, dated August 19, 1997, between Registrant and Adolph J. Ferro, Ph.D.*

10.17             Employment  Agreement dated January 28, 1990,  between Gilbert
                  N. Miller and Registrant. Incorporated by reference to Exhibit
                  10.19 to the 1994 10-K.*

10.18             Employment  Agreement  dated  July 1,  1990,  between  John H.
                  Fitchen,  M.D. and  Registrant.  Incorporated  by reference to
                  Exhibit 10.20 to the 1994 10-K.*

10.19             Employment  Agreement  dated October 6, 1997,  between John W.
                  Morgan and Registrant.*

10.20 Option Agreement dated October 6, 1997, between John W. Morgan and Registrant.*

10.21             Form of Employment  Agreement  between Charles E. Bergeron and
                  Registrant.*

10.22             Form of Employment  Agreement between J. Richard George, Ph.D.
                  and Registrant.*

10.23 Continuing Guaranty by Epitope, Inc. of credit agreement between Andrew & Williamson Sales Co. ("A&W") and Wells Fargo Bank, N.A. ("Wells Fargo") and Subordination Agreement among Registrant, A&W and Wells Fargo each dated as of December 17, 1996. Incorporated by reference to Exhibit 10.2 to the March 1996 10-Q.

10.24 Amended and Restated Employee Benefits Agreement between Epitope, Inc. and Agritope, Inc., dated December 19, 1997.*

10.25 Transition Services and Facilities Agreement between Epitope, Inc. and Agritope, Inc., dated December 1, 1997.

10.26 Tax Allocation Agreement between Epitope, Inc. and Agritope, Inc., dated December 1, 1997.

21. The Registrant's subsidiaries are Agritope, Inc., an Oregon corporation, Vinifera, Inc., an Oregon corporation, and
                  Agrimax Floral Products, Inc., a Minnesota corporation. The Registrant also owns a 67 percent interest in Superior Tomato Associates, L.L.C., a Delaware limited liability company, and a 60 percent interest in Epitope KK, a Japanese limited liability company. The Registrant will no longer own an interest in Agritope, Inc., Vinifera, Inc., Agrimax Floral Products, Inc. or Superior Tomato Associates, L.L.C., following the spin-off of Agritope, Inc.

23.               Consent of Price Waterhouse LLP.

24.               Powers of Attorney.

27.               Financial Data Schedule.

*        Management contract or compensatory plan or arrangement