Form 10-K405/A
period 1997-09-30
EPITOPE INC/OR/
filed 1998-02-05
CIK 801555

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

                           Common Stock, no par value
                         Preferred Stock Purchase Rights
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of voting stock held by non-affiliates of the registrant, as of December 1, 1997: $65,757,368.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 1997: Common Stock, no par value, 13,454,330 shares.

                      Documents Incorporated by Reference:

                                      None

                                      Table of Contents for Revised Sections


                                                      PART I

                                                                                                               Page
                                                                                                               ----

None.


                                                      PART II

ITEM 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations           3


                                                     PART III

None.


                                                      PART IV


ITEM 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                6

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

T A R G E T E D   S T O C K   A N D   A G R I T O P E   S P I N - O F F


In November 1996, the Epitope Board proposed creating two separate classes of Epitope common stock, one to reflect the business and operations of the Epitope medical products business and the other to reflect the business and operations of Agritope (the Targeted Stock Proposal). In May 1997, prior to a shareholder vote on the Targeted Stock Proposal, the Epitope Board withdrew the Targeted Stock Proposal from consideration. In July 1997, the Epitope Board approved the Agritope spin-off, subject to obtaining financing for Agritope and the satisfaction of certain other conditions. In October 1997, commitments for financing for Agritope considered to be adequate by the Epitope Board were obtained. Epitope has distributed all of its ownership interest in Agritope to Epitope's shareholders through a stock dividend. Epitope no longer owns or controls any shares of Agritope stock.

D I S C O N T I N U E D   O P E R A T I O N S

AGRITOPE. Agritope was a wholly owned subsidiary of Epitope acquired in 1987. Agritope consists of two units: Agritope R&D and Vinifera. Agritope R&D uses biotechnology in the development of new fruit and vegetable plant varieties for sale to the fresh produce industry. To date, Agritope has not completed commercialization of this technology. A portion of the research and development efforts conducted by Agritope has been performed under various research grants and contracts. Vinifera is engaged in the grapevine propagation and distribution business. During 1995, Vinifera was in the development stage and generated minimal product sales. Vinifera commenced commercial stage operations in 1996. Agritope's results of operations and net assets are presented as discontinued operations in the consolidated financial statements included in this Annual Report on Form 10-K for all periods presented. All intercompany loans from Epitope to Agritope have been reflected as capital contributions to Agritope consistent with the separation agreement dated December 1, 1997. The 1997 loss from discontinued operations of Agritope includes an accrual of $1.2 million for Agritope's operating losses from October 1, 1997 through December 1, 1997 and for costs of the Agritope spin-off. The separation agreement provides that net expenses of Agritope after December 1, 1997 will be borne by Agritope.


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

R E S U L T S   O F   O P E R A T I O N S

The table below shows the amount (in thousands) and percentage of Epitope's total revenue contributed by each of its principal products and by grants and contracts.

FISCAL YEAR                                                    1997                1996                1995
Product Sales
Oral specimen collection devices....................     $6,279     67%      $3,311      59%     $  981    34%
Western blot HIV confirmatory tests.................      1,791     19        1,540      28       1,811    64
Other product sales.................................         14      -           14       -          15     -
                                                             --      -           --       -          --     -
                                                          8,084     86        4,865      87       2,807    98

Grants and contracts................................      1,276     14          729      13          49     2
                                                          -----     --          ---      --          --     -
                                                         $9,360    100%      $5,594     100%     $2,856   100%

REVENUES. Product sales increased by $3.2 million or 66 percent from 1996 to 1997 and by $2.1 million or 73 percent from 1995 to 1996 primarily as a result of expanded sales volume of Epitope's lead product, the EpiScreen/OraSure oral specimen collection device. Approximately 39 percent of 1996 sales were attributable to shipments in the fourth quarter. The significant increase in sales volume of the OraSure device is primarily due to increased purchases of the device by the Company's distributors for the life insurance testing market following approval of the device by the FDA in June 1996 for use in conjunction with an oral-based confirmatory test. Sales of the device to the life insurance testing market in the fourth quarter of fiscal 1997 were adversely affected by reductions in orders as one of the Company's distributors reduced existing inventory levels. Sales in the life insurance market are expected to continue to be at reduced levels in the first quarter of fiscal 1998, with growth expected in both the insurance and public health markets in the second quarter.


Sales in 1997 also reflect increased sales in the public health market due to the marketing efforts of SB, the Company's former marketing partner. In July 1997, as a result of discussions with SB and SB's decision to discontinue pursuit of a plan to develop and market over-the-counter products for disease detection, the parties terminated the development, license and supply agreement between SB and Epitope. Because the agreement was terminated, Epitope regained OraSure marketing rights from SB. During the transition period in August and September of 1997, SB continued to market the OraSure testing system to the medical community. Beginning in October 1997, the product is being marketed through Epitope's direct sales force.


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

Selling, general and administrative expenses have been reduced by $1.4 million, $1.1 million and $1.9 million in 1997, 1996 and 1995, respectively, for amounts allocated to Agritope (see "Discontinued Operations"). Certain corporate overhead services such as accounting, annual meeting costs, annual report preparation, audit, executive management, facilities, finance, general management, human resources, information systems, investor relations, legal services, payroll and SEC filings were provided by Epitope on a centralized basis for the benefit of the medical products business and for Agritope (Shared Services). Such expenses have been allocated between the medical products business and Agritope using activity indicators which, in the opinion of management, represent a reasonable measure of each business's utilization of such Shared Services. Epitope and Agritope have entered into a transition services agreement whereby, following the Agritope spin-off, Epitope will continue to provide certain of these services to Agritope and Agritope will reimburse Epitope for the cost of such services during a transitional period. The allocation of Shared Services to Agritope is expected to significantly decrease in 1998 as Agritope eventually moves to separate facilities. However, the Company has implemented a cost reduction plan for 1998 that is expected to result in savings in selling, general, and administrative expenses to offset the reduction in allocations to Agritope.

OTHER INCOME (EXPENSE), NET. Other income for 1996 included $5.0 million related to license fees received from SB as a result of FDA approval of an extension of dating for the OraSure/EpiScreen device. Interest income decreased in 1997, primarily due to lower levels of invested funds.

L I Q U I D I T Y   A N D   C A P I T A L   R E S O U R C E S

(IN THOUSANDS)                                                                        9/30/97               9/30/96
Cash and cash equivalents..............................................                $1,934               $ 5,223
Marketable securities..................................................                 7,142                18,818
Working capital........................................................                 9,532                24,793

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

                                                      PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2)  Consolidated Financial Statements and Schedules.

INDEX TO FINANCIAL STATEMENTS                                                                                  PAGE

Report of Independent Accountants.................................................................................7

Consolidated Balance Sheets at September 30, 1997 and 1996........................................................8

Consolidated Statements of Operations for years ended
   September 30, 1997, 1996, and 1995.............................................................................9

Consolidated Statements of Changes in Shareholders' Equity for years ended
   September 30, 1997, 1996, and 1995............................................................................11

Consolidated Statements of Cash Flows for years ended
   September 30, 1997, 1996, and 1995............................................................................13

Notes to Consolidated Financial Statements.......................................................................15

R E P O R T   O F   I N D E P E N D E N T   A C C O U N T A N T S

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

PRICE WATERHOUSE LLP

Portland, Oregon

October 31, 1997, except for Note 3, as to which the date is December 1, 1997

C O N S O L I D A T E D   B A L A N C E   S H E E T S

SEPTEMBER 30                                                                        1997                  1996

ASSETS
Current assets
Cash and cash equivalents..............................................     $  1,934,480           $  5,222,749
Marketable securities..................................................        7,141,640             18,818,120
Trade accounts receivable, net (Note 2)................................          928,047              1,147,599
Other accounts receivable..............................................          128,949                174,083
Inventories (Note 2)...................................................        1,324,647              1,157,930
Prepaid expenses.......................................................           78,240                 89,518
                                                                             -----------           ------------
Total current assets...................................................       11,536,003             26,609,999

Property and equipment, net (Note 4)...................................        1,200,988              1,542,757
Patents and proprietary technology, net (Note 2).......................          657,487                601,233
Other assets and deposits..............................................           55,099                 22,759
Net assets of discontinued operations (Note 3).........................        3,562,726              1,007,607
                                                                             -----------            -----------
                                                                            $ 17,012,303           $ 29,784,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable.......................................................     $    110,285          $     449,169
Salaries, benefits and other accrued liabilities ......................        1,887,825              1,368,166
                                                                               ---------              ---------
Total current liabilities .............................................        1,998,110              1,817,335

Commitments and contingencies (Notes 3 and 9)..........................                -                      -

Shareholders' equity (Note 5)
Preferred stock, no par value - 1,000,000 shares authorized; no
  shares outstanding...................................................                -                      -
Common stock, no par value - 30,000,000 shares authorized; 13,454,330
  and 12,937,383 shares issued and outstanding, respectively...........      110,439,726            100,952,282
Accumulated deficit....................................................      (95,425,533)           (72,985,262)
                                                                             ------------           -----------
                                                                              15,014,193             27,967,020

                                                                            $ 17,012,303           $ 29,784,355

The accompanying notes are an integral part of these statements.

C O N S O L I D A T E  D   S T A T E M E N T S   O F   O P E R A T I O N S

FOR THE YEAR ENDED SEPTEMBER 30                                             1997             1996              1995

REVENUES
Product sales.............................................         $   8,083,606    $   4,864,378       $ 2,806,850
Grants and contracts......................................             1,276,454          729,271            48,672
                                                                       ---------          -------       -----------
                                                                       9,360,060        5,593,649         2,855,522

COSTS AND EXPENSES
Product costs.............................................             3,512,054        2,681,429         3,163,012
Research and development costs............................             4,156,996        3,165,838         4,617,246
Selling, general and administrative expenses..............             6,654,553        5,033,491         6,682,860
                                                                       ---------       ----------         ---------
                                                                      14,323,603       10,880,758        14,463,118

Loss from operations......................................            (4,963,543)      (5,287,109)      (11,607,596)

Other income (expense), net
Interest income...........................................               885,583        1,386,968         1,157,305
Interest expense..........................................                (8,165)               -                 -
License fee...............................................                     -        5,000,000                 -
Other, net................................................                 4,861            1,493              (319)
                                                                           -----            -----              ----

                                                                         882,279        6,388,461         1,156,986

Net income (loss) from continuing operations..............            (4,081,264)       1,101,352       (10,450,610)

Discontinued operations (Note 3)
Loss from discontinued operations; Agritope...............            (9,890,599)      (2,501,268)       (8,045,218)
Income from discontinued operations; A&W..................               170,646                -                 -
Estimated loss on disposal of A&W.........................            (8,639,054)               -                 -
                                                                      -----------      -----------       -----------
                                                                     (18,359,007)      (2,501,268)       (8,045,218)

Net loss..................................................         $ (22,440,271)   $  (1,399,916)     $(18,495,828)

Income (loss) per share from continuing operations........         $        (.30)   $         .08      $       (.88)

Net loss per share........................................         $       (1.67)   $        (.11)     $      (1.56)

Weighted average number of shares
 outstanding..............................................            13,404,402       12,661,420*       11,886,234


--------
*Income per share from continuing operations calculated using 13,440,396 weighted average shares outstanding due to common stock equivalents.

The accompanying notes are an integral part of these statements.

C O N S O L I D A T E D   S T A T E M E N T S   O F   C H A N G E S
I N   S H A R E H O L D E R S'   E Q U I T Y

                                                            COMMON STOCK                        ACCUMULATED
                                                        SHARES          DOLLARS           DEFICIT             TOTAL

BALANCES AT SEPTEMBER 30, 1994..............        10,926,551     $  71,559,900    $ (53,089,518)    $  18,470,382
Common stock issued upon
  exercise of options.......................           183,525         2,145,673                -         2,145,673
Common stock issued as
  compensation..............................            16,013           266,800                -           266,800
Compensation expense for
  stock option grants.......................                 -         1,374,710                -         1,374,710
Common stock issued upon
  exercise of warrants......................         1,336,000        18,892,750                -        18,892,750
Common stock issued upon exchange of
   convertible notes........................            23,041           449,991                -           449,991
Equity issuance costs.......................                 -          (757,877)               -          (757,877)
Net loss for the year.......................                 -                 -      (18,495,828)      (18,495,828)
                                                    ----------        ----------      ------------      -----------

BALANCES AT SEPTEMBER 30, 1995..............        12,485,130        93,931,947      (71,585,346)       22,346,601

Common stock issued upon
  exercise of options.......................           386,550         4,886,118                -         4,886,118
Common stock issued as compensation.........            19,353           263,586                -           263,586
Compensation expense for stock
  option grants.............................                 -         1,044,183                -         1,044,183
Common stock issued upon
  exercise of warrants......................            46,350           826,600                -           826,600
Equity issuance costs.......................                 -              (152)               -              (152)
Net loss for the year.......................                 -                 -       (1,399,916)       (1,399,916)
                                                    ----------       -----------       -----------       ----------

BALANCES AT SEPTEMBER 30, 1996..............        12,937,383       100,952,282      (72,985,262)       27,967,020

Common stock issued upon
  exercise of options.......................            16,124           168,211                -           168,211
Common stock issued as
  compensation..............................            41,088           323,938                -           323,938
Compensation expense for
  stock option grants.......................                 -           489,668                -           489,668
Common stock issued upon exchange
  of convertible notes (Note 3).............           250,367         4,529,009                -         4,529,009
Equity issuance costs.......................                 -           (86,134)               -           (86,134)
Capital contributed in rescission (Note 3)..                 -         1,820,000                -         1,820,000
Common stock issued for cash................           209,368         1,500,000                -         1,500,000
Minority interest investment in Vinifera....                 -           742,752                -           742,752
Net loss for the year.......................                 -                 -      (22,440,271)      (22,440,271)
                                                    ----------       -----------      ------------      -----------

BALANCES AT SEPTEMBER 30, 1997..............        13,454,330     $ 110,439,726    $ (95,425,533)    $  15,014,193

The accompanying notes are an integral part of these statements.

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S


FOR THE YEAR ENDED SEPTEMBER 30                                             1997             1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..................................................         $ (22,440,271)    $ (1,399,916)     $(18,495,828)
Adjustments to reconcile Net loss to Net cash
 used in operating activities:
Loss from discontinued operations.........................            18,359,007                -                 -
Depreciation and amortization.............................               729,970        1,045,632         1,458,675
Loss (gain) on disposition of property....................                17,888           (1,098)              819
Decrease (increase) in receivables........................               264,686          125,025        (1,022,050)
Increase in inventories...................................              (166,717)        (233,929)         (286,903)
Decrease (increase) in prepaid expenses...................                11,278           69,133           (17,608)
(Increase) decrease in other assets and deposits..........               (32,340)          20,649           (33,521)
Increase (decrease) in accounts payable and accrued
  liabilities.............................................               180,773       (1,656,478)        2,168,684
Common stock issued as compensation for services..........               323,938          263,586           266,800
Compensation expense for stock option grants and
  deferred salary increases...............................               489,668        1,044,183         1,374,710
                                                                     -----------        ---------         ---------
Net cash used in operating activities.....................            (2,262,120)        (723,213)      (14,586,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities.......................           (20,106,837)     (47,608,270)      (16,194,994)
Proceeds from sale of marketable securities...............            31,783,317       45,870,396         4,718,162
Additions to property and equipment.......................              (196,910)      (1,066,758)       (1,350,850)
Proceeds from sale of property............................                     -            7,432            14,343
Expenditures for patents and proprietary technology.......              (265,435)        (770,262)         (305,135)
Investment in affiliated companies........................            (6,702,299)        (331,280)          652,698
Minority interest in affiliated companies.................                     -          215,407                 -
                                                                     -----------      -----------       -----------
Net cash provided by (used in) investing activities.......             4,511,836       (3,683,335)      (12,465,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under installment purchase and
  capital lease obligations...............................                     -          (39,507)          (16,137)
Proceeds from issuance of common stock....................             1,668,211        5,885,573        21,060,912
Cost of common stock issuance.............................                     -             (152)         (757,877)
Cash to Agritope..........................................            (7,682,710)               -                 -
                                                                     -----------      -----------       -----------

Net cash (used in) provided by financing activities.......            (6,014,499)       5,845,914        20,286,898

Net (decrease) increase in cash and cash equivalents......            (3,764,783)       1,439,366        (6,765,100)
Cash and cash equivalents at beginning of year............             5,699,263        4,259,897        11,024,997
                                                                     -----------      -----------       -----------
Cash and cash equivalents at end of year (Note 3).........          $  1,934,480     $  5,699,263      $  4,259,897

The accompanying notes are an integral part of these statements.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L
S T A T E M E N T S


N O T E  1     T H E   C O M P A N Y

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

N O T E  2     S U M M A R Y   O F   S I G N I F I C A N T   A C C O U N T I N G
P O L I C I E S

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

INVENTORIES. Inventories are recorded at the lower of standard cost (which approximates actual cost on a first- in, first-out basis) or market. Inventory components are summarized as follows:

SEPTEMBER 30                                                                             1997                  1996
Raw materials..........................................................         $     296,432        $      522,824
Work-in-process........................................................               343,585               389,642
Finished goods.........................................................               670,175               192,882
Supplies...............................................................                14,455                52,582
                                                                                       ------                ------
                                                                                $   1,324,647        $    1,157,930

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

N O T E  3     D I S C O N T I N U E D   O P E R A T I O N S

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

The components of Agritope's net assets are summarized as follows:

SEPTEMBER 30                                                                             1997             1996

Cash.......................................................................        $    4,384       $  476,512
Trade accounts receivable, net.............................................           617,359          264,986
Inventories................................................................         2,081,295          509,745
Other current assets.......................................................           281,778           33,149
                                                                                    ---------        ---------
Total current assets.......................................................         2,984,816        1,284,392

Property and equipment, net................................................         2,749,788        1,286,197
Patents and proprietary technology, net....................................         1,276,692          510,244
Investment in affiliates...................................................           246,962        2,448,623
Other assets...............................................................            26,797          140,513
                                                                                    ---------        ---------
                                                                                    7,285,055        5,669,969
Convertible notes due June 1997............................................                 -        3,620,003
Other current liabilities..................................................         1,326,008          826,952





Long-term liabilities......................................................         1,196,321          215,407
Accrued losses.............................................................         1,200,000                -
                                                                                    ---------        ---------
Net assets of discontinued operations......................................        $3,562,726       $1,007,607

The summarized Statements of Operations for Agritope and Subsidiaries is as follows:

SEPTEMBER 30                                              1997              1996             1995

Revenues....................................      $  1,551,190     $     585,485    $   2,109,688
Operating costs and expenses................         6,088,883         2,821,397        9,920,166
Other income (expense), net.................        (4,427,275)         (265,356)        (234,740)
Minority interest in subsidiary net loss....           274,369                 -                -
                                                       -------         ---------        ---------
Net loss from operations....................        (8,690,599)       (2,501,268)      (8,045,218)

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

N O T E  4        P R O P E R T Y   A N D   E Q U I P M E N T

Property and equipment are summarized as follows:

SEPTEMBER 30                                                                    1997                   1996

Research and development laboratory equipment........                      $1,096,425             $1,056,883
Manufacturing equipment..............................                       1,389,304              1,291,546
Office furniture and equipment.......................                       1,772,698              1,899,948
Leasehold improvements...............................                       1,102,895              1,084,660
Construction in progress.............................                         109,380                134,557
                                                                           ----------                -------
                                                                            5,470,702              5,467,594
Less accumulated depreciation and amortization.......                      (4,269,714)            (3,924,837)
                                                                          ------------            ----------
                                                                           $1,200,988             $1,542,757

N O T E  5        S H A R E H O L D E R S'   E Q U I T Y

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

COMMON STOCK RESERVED FOR FUTURE ISSUANCE. As of September 30, 1997, the following shares of the Company's common stock were reserved for future issuance, as more fully described below:

PURPOSE                                                                            SHARES
Outstanding warrants...................................................         2,000,640
Outstanding stock options..............................................         3,499,865
Employee Stock Purchase Plan subscriptions.............................            76,460
                                                                                   ------
                                                                                5,576,965

COMMON STOCK WARRANTS. As of September 30, 1997, the following warrants to purchase shares of common stock were outstanding:

DATE OF ISSUANCE                               Shares              Price *             Expiration Date
September 26, 1991..........................   159,150             $16.00            September 30, 2000
December 23, 1992...........................   988,390              18.50            September 30, 2000
July 20, 1993...............................   375,000              20.00            September 30, 2000
 August 1, 1993.............................   200,000              18.50            September 30, 2000
October 17, 1994............................    50,000              18.50            September 30, 2000
November 22, 1994...........................   228,100              18.50            September 30, 2000
                                            ----------
                                             2,000,640


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

Options granted and outstanding under the Company's stock option plans are summarized as follows:

                                          1997                      1996                         1995
                                  Shares        Price       Shares          Price          Shares         Price
Outstanding at
 beginning of period ......    3,365,726 $3.50 - 24.00   3,636,103  $1.09 - 24.00       3,483,432 $1.09 - 24.94
Granted....................    2,801,403  3.50 - 14.81     901,379   9.81 - 18.13         802,050 14.94 - 18.88
Exercised..................      (16,124) 7.25 - 14.81    (386,550)  1.09 - 17.13        (183,525) 1.84 - 22.50
Canceled...................   (2,651,140) 3.50 - 24.00    (785,206) 14.38 - 24.00        (465,854) 7.38 - 24.94
                              ----------  ------------   ---------  -------------        -------- -------------
Outstanding at end of period.  3,499,865 $3.50 - 20.38   3,365,726  $3.50 - 24.00       3,636,103 $1.09 - 24.00

Exercisable................    2,474,623 $3.50 - 20.38   2,302,212  $3.50 - 24.00       2,002,925 $1.09 - 24.00

                                        Number of             Weighted             Average Remaining
    Exercise Price Range                   Shares        Average Price              Contractual Life
    --------------------                  -------        -------------              ----------------
$  3.50   -          $ 5.75                55,950             $  4.9172                   5.69
$  6.38   -          $ 6.38               825,000             $  6.375                    8.27
$  6.69   -          $ 7.06                65,150             $  6.968                    9.53
$  7.25   -          $ 7.25             2,175,503             $  7.25                     7.57
$  8.02   -         $ 20.38               296,832             $ 13.72                     8.46
                                        ---------             --------                    ----
                                        3,418,435             $  7.56                     7.83

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

If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and pro forma net income per share would have been reported as follows:

YEAR ENDED SEPTEMBER 30                                       1997                                1996

                                                     NET LOSS         NET LOSS           NET LOSS        NET LOSS
                                                                     PER SHARE                          PER SHARE
As reported.................................     $(22,440,271)       $   (1.67)      $(1,399,900)       $    (.11)
Pro forma...................................      (26,958,371)           (2.01)       (3,579,800)            (.28)

The effects of applying SFAS 123 in providing pro forma disclosure for 1997 and 1996 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

N O T E  6        I N C O M E   T A X E S

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

The federal and state net operating loss carryforwards available to offset future taxable income will expire as follows:

                                                                                        LOSS CARRYFORWARDS
YEAR OF EXPIRATION                                                               FEDERAL                   OREGON
1998.....................................................                  $      22,000             $         --
1999.....................................................                        252,000                   25,000
2000.....................................................                        100,000                  200,000
2001.....................................................                        300,000                   31,000
2002.....................................................                        666,000                       --
2003.....................................................                      2,278,000                2,106,000
2004.....................................................                      2,360,000                2,206,000
2005.....................................................                      1,993,000                1,914,000
2006.....................................................                      6,100,000                5,643,000
2007.....................................................                      6,378,000                5,788,000
2008.....................................................                      5,370,000                4,671,000
2009.....................................................                      3,459,000                4,430,000
2010.....................................................                      7,053,000                6,275,000
2011.....................................................                        796,000                  796,000
2012.....................................................                      7,731,000                7,731,000
                                                                              ----------               ----------
                                                                            $ 44,858,000             $ 41,816,000

Significant components of Epitope's deferred tax asset were as follows:

SEPTEMBER 30                                                                        1997                     1996
Net operating loss carryforwards.........................                   $ 17,030,000             $ 13,627,000
Deferred compensation....................................                      1,707,000                1,504,000
Research and experimentation credit carryforwards........                        888,000                  812,000
Accrued expenses.........................................                        868,000                  302,000
Other....................................................                        850,000                  436,000
                                                                             -----------              -----------
Gross deferred tax assets................................                     21,343,000               16,681,000
Valuation allowance......................................                    (21,343,000)             (16,681,000)
                                                                             -----------             ------------
Net deferred tax asset...................................                   $         --             $         --

N O T E  7        R E S E A R C H   A N D   D E V E L O P M E N T
A R R A N G E M E N T S

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

N O T E  8        D I S T R I B U T I O N   A N D   S U P P L Y
C O N T R A C T S

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

N O T E  9        C O M M I T M E N T S

The Company leases office, manufacturing, warehouse and laboratory facilities under operating lease agreements which require minimum annual payments as follows:

YEAR ENDING SEPTEMBER 30

1998..............................................................................................      $   345,576
1999..............................................................................................          346,356
2000..............................................................................................          109,992
                                                                                                           --------
                                                                                                        $   801,924

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

N O T E  1 0      P R O F I T   S H A R I N G   A N D   S A V I N G S   P L A N

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

N O T E  1 1      G E O G R A P H I C   A R E A   I N F O R M A T I O N

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

In thousands

Geographic                     Revenues                           Operating Loss                      Identifiable Assets
Areas
                     1997           1996        1995         1997         1996         1995       1997         1996       1995
United States....
                      $8,569      $4,903      $2,630      $(4,964)     $(5,287)    $(11,608)    $17,012      $29,784    $26,142
Canada...........        608         404          78             -            -            -          -            -          -
Latin America....          4         100           -             -            -            -          -            -          -
Europe...........         49          65          72             -            -            -          -            -          -
Other............        130         122          76             -            -            -          -            -          -
                      ------      ------      ------       -------      -------      -------    -------      -------    -------
                      $9,360      $5,594      $2,856      $(4,964)     $(5,287)    $(11,608)    $17,012      $29,784    $26,142



No schedules are included with the foregoing financial statements because the required information is inapplicable or is presented in the financial statements or related notes thereto.

(a)(3) Exhibits.

See Index to Exhibits following the signature pages of this report.

(b)      Reports on Form 8-K.

Current  report on Form 8-K dated  July 28,  1997,  reporting  under  Item 5 the
Company's  intention  to  spin  off  Agritope  and  the  termination  of  the SB
Agreement.

Current report on Form 8-K dated September 12, 1997, reporting under Item 5 the extension and repricing of outstanding warrants.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 1998.


                                          EPITOPE, INC.



                                          By  /s/ Charles E. Bergeron
                                               Charles E. Bergeron
                                               Chief Financial Officer

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

2.3** Separation Agreement between Epitope, Inc. and Agritope, Inc, dated December 1, 1997

3.1               Restated Articles of Incorporation, as amended, of Registrant.
                  Incorporated by reference to Exhibit 3 to the Registrant's Registration Statement on Form 8-A filed December 26, 1997 (File No. 000-15337).

3.2**             Restated Bylaws of Registrant.

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

10.2**            Amended and Restated Epitope, Inc., 1991 Stock Award Plan.*

10.3              Agritope,   Inc.,  1992  Stock  Award  Plan.  Incorporated  by
                  reference to Exhibit 10.3 to the 1992 10-K.*

10.4** Form of Nonqualified Stock Option Agreement to be issued to certain officers and directors of Registrant pursuant to Agritope, Inc., 1992 Stock Award Plan.*

10.5 Lease dated July 17, 1990, among Registrant, Koll Woodside Associates, a California general partnership, and Petula Associates, Ltd., an Iowa corporation. Incorporated by reference to Exhibit 10.5 to the 1994 10-K.

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

10.16** Amendment to Amended and Restated Employment Agreement of January 9, 1991, dated August 19, 1997, between Registrant and Adolph J. Ferro, Ph.D.*

10.17             Employment  Agreement dated January 28, 1990,  between Gilbert
                  N. Miller and Registrant. Incorporated by reference to Exhibit
                  10.19 to the 1994 10-K.*

10.18             Employment  Agreement  dated  July 1,  1990,  between  John H.
                  Fitchen,  M.D. and  Registrant.  Incorporated  by reference to
                  Exhibit 10.20 to the 1994 10-K.*

10.19**           Employment  Agreement  dated October 6, 1997,  between John W.
                  Morgan and Registrant.*

10.20** Option Agreement dated October 6, 1997, between John W. Morgan and Registrant.*

10.21             Employment  Agreement dated January 19, 1998,  between Charles
                  E. Bergeron and Registrant.*

10.22             Employment  Agreement  dated  January  13,  1998,  between  J.
                  Richard George, Ph.D. and Registrant.*

10.23 Continuing Guaranty by Epitope, Inc. of credit agreement between Andrew & Williamson Sales Co. ("A&W") and Wells Fargo Bank, N.A. ("Wells Fargo") and Subordination Agreement among Registrant, A&W and Wells Fargo each dated as of December 17, 1996. Incorporated by reference to Exhibit 10.2 to the March 1996 10-Q.

10.24** Amended and Restated Employee Benefits Agreement between Epitope, Inc. and Agritope, Inc., dated December 19, 1997.*

10.25** Transition Services and Facilities Agreement between Epitope, Inc. and Agritope, Inc., dated December 1, 1997.

10.26** Tax Allocation Agreement between Epitope, Inc. and Agritope, Inc., dated December 1, 1997.

21. The Registrant owns a 60 percent interest in Epitope KK, a Japanese limited liability company.

23.               Consent of Price Waterhouse LLP.

24.**             Powers of Attorney.

27.**             Financial Data Schedule.

*        Management contract or compensatory plan or arrangement
**       Previously filed.