Form 10-Q
period 1997-12-31
EPITOPE INC/OR/
filed 1998-02-17
CIK 801555

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                - - - - - - - - -

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 1997
                                                         OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ----to-----.
                         Commission File Number 1-10492


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock, no par value, outstanding as of December 31, 1997: 13,461,041

                          PART I. FINANCIAL INFORMATION

                                                                                          PAGE NO.
                                                                                          --------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Condensed Combined Balance Sheets
         at December 31, 1997 and September 30, 1997............................             3
     Condensed Combined Statements of Operations
         for the three months ended December 31, 1997 and 1996 .................             4
     Condensed Combined Statements of Changes in Shareholders' Equity
         for the three months ended December 31, 1997...........................             5
     Condensed Combined Statements of Cash Flows
         for the three months ended December 31, 1997 and 1996..................             6

     Notes to Condensed Financial Statements....................................             7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS .................................................             9


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................            11

EPITOPE, INC.

CONDENSED COMBINED BALANCE SHEETS

                                                                                   12/31/97                9/30/97
                                                                                  (Unaudited)

ASSETS
Current assets
Cash and cash equivalents  ............................................          $    723,077          $  1,934,480
Marketable securities  ................................................             5,378,725             7,141,640
Trade accounts receivable, net ........................................               802,056               928,047
Other receivables (Note 2).............................................             1,063,325               128,949
Inventories (Note 2) ..................................................             1,359,521             1,324,647
Prepaid expenses ......................................................                86,030                78,240
                                                                                  -----------         -------------
                                                                                    9,412,734            11,536,003

Property and equipment, net ...........................................             1,073,462             1,200,988
Patents and proprietary technology, net ...............................               632,179               657,487
Other assets and deposits  ............................................                42,354                55,099
Net assets of discontinued operations (Note 3).........................                     -             3,562,726
                                                                                 ------------          ------------

                                                                                 $ 11,160,729          $ 17,012,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable ......................................................          $    250,450          $    110,285
Salaries, benefits and other accrued liabilities ......................             2,406,223             1,887,825
                                                                                  -----------           -----------
                                                                                    2,656,673             1,998,110

Commitments and contingencies .........................................                     -                     -

Shareholders' equity (Note 4)
Contributed capital ...................................................           110,576,942           110,439,726
Accumulated deficit....................................................          (102,072,886)          (95,425,533)
                                                                                 -------------          ------------
                                                                                    8,504,056            15,014,193

                                                                                 $ 11,160,729          $ 17,012,303

EPITOPE, INC.

CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)


THREE MONTHS ENDED DECEMBER 31                                                        1997                  1996

Revenues
Product sales .........................................................          $  1,591,442         $   2,359,151
Grants and contracts ..................................................                11,381               281,610
                                                                                   ----------           -----------
                                                                                    1,602,823             2,640,761
Costs and expenses
Product costs .........................................................               655,769               969,258
Research and development costs ........................................               679,847               803,973
Selling, general and administrative expenses...........................             1,318,012             1,477,697
                                                                                   ----------           -----------
                                                                                    2,653,628             3,250,928

Loss from operations ..................................................            (1,050,805)             (610,167)

Other income (expense), net
Interest income........................................................               114,895               319,334
Interest expense.......................................................                (7,673)                    -
Other, net.............................................................               (11,753)                  (62)
                                                                                   -----------          -----------
                                                                                       95,469               319,272

Net loss from continuing operations....................................          $   (955,336)          $  (290,895)

Loss from discontinued operations......................................                     -            (4,093,519)
                                                                                   ----------           -----------

Net loss ..............................................................              (955,336)           (4,384,414)

Basic and diluted loss per share from continuing operations............          $       (.07)          $      (.02)

Basic and diluted loss per share.......................................          $       (.07)          $      (.33)

Weighted average number of shares outstanding .........................            13,454,403            13,149,498

EPITOPE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                          COMMON STOCK               ACCUMULATED
                                                    SHARES            DOLLARS           DEFICIT            TOTAL

BALANCES AT SEPTEMBER 30, 1997..............        13,454,330     $ 110,439,726    $ (95,425,533)     $ 15,014,193
Common stock issued as
  compensation..............................             6,711            24,160                -            24,160
Compensation expense for
  stock option grants.......................                 -           113,056                -           113,056
Spin-off of Agritope, Inc. .................                                           (5,692,017)       (5,692,017)
Net loss for the period.....................                 -                 -         (955,336)         (955,336)
                                                   -----------       -----------      -----------         ---------
BALANCES AT DECEMBER 31, 1997...............        13,461,041       110,576,942     (102,072,886)        8,504,056

EPITOPE, INC.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31                                                      1997                  1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................          $   (955,336)        $  (4,384,414)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Loss from discontinued operations .....................................                                   4,093,519
Depreciation and amortization .........................................               178,207               181,013
Increase in accounts receivable and other receivables .................              (811,631)             (654,460)
Increase in inventories ...............................................               (34,874)              (11,422)
Increase in prepaid expenses ..........................................                (7,790)             (263,059)
Increase in accounts payable and accrued liabilities ..................               655,608               296,025
Common stock issued as compensation for services.......................                24,160                11,693
Compensation expense for stock option grants and
   deferred salary increases ..........................................               113,056               147,624
Other, net ............................................................                14,800                    15
                                                                                 ------------          ------------
Net cash used in operating activities..................................              (823,800)             (583,466)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities ...................................            (3,907,727)           (8,211,809)
Proceeds from sale of marketable securities ...........................             5,673,063            10,285,196
Additions to property and equipment ...................................               (13,150)              (89,912)
Expenditures for patents and proprietary technology ...................               (29,443)              (63,922)
Investment in affiliated companies ....................................                18,945            (2,936,234)
                                                                                 ------------          -------------
Net cash provided by (used in) investing activities....................             1,741,688            (1,016,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ................................                     -                54,194
Advances in connection with spin off ..................................            (2,129,291)           (1,913,761)
                                                                                 -------------         -------------
Net cash used in financing activities..................................            (2,129,291)           (1,859,567)

Net decrease in cash and cash equivalents .............................            (1,211,403)           (3,459,714)
Cash and cash equivalents at beginning of period ......................             1,934,480             5,699,263
                                                                                 ------------          ------------
Cash and cash equivalents at end of period.............................          $    723,077         $   2,239,549

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1     THE COMPANY

Epitope, Inc. (the Company or Epitope) is an Oregon corporation which develops and markets medical diagnostic products. Epitope's principal products, including the OraSure(R) oral specimen collection device, focus on the use of oral fluid to detect HIV infection and other conditions, and are marketed primarily in the life insurance and public health sectors.

The interim condensed combined financial statements included herein are unaudited; however, in the opinion of the Company, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. Results of operations for the period ended December 31, 1997 are not necessarily indicative of the results of operations expected for the full fiscal year.


NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying combined financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated and the results of the former Agritope, Inc. subsidiary (Agritope) have been shown as discontinued operations in the 1997 fiscal quarter.

Other Receivables. Other receivables includes $916,705 which represents funds advanced by Epitope to cover Agritope's December operating losses and for cash outlays incurred prior to December 1, 1997 that had been specifically identified in the Separation Agreement between Epitope and Agritope.

Inventories.  Inventory components are summarized as follows:

                                                                                    12/31/97               9/30/97
                                                                                   (Unaudited)

Raw materials..........................................................          $    330,087          $    296,432
Work-in-process .......................................................               382,782               343,585
Finished goods ........................................................               632,197               670,175
Supplies ..............................................................                14,455                14,455
                                                                                  -----------           -----------
                                                                                  $ 1,359,521           $ 1,324,647

Net Loss Per Share. Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were excluded from the computation of diluted earnings per share because their effect is anti-dilutive.

NOTE 3   DISCONTINUED OPERATIONS

The Company has distributed all of its shares of Agritope common stock to Epitope shareholders of record as of December 26, 1997. The costs of the spin-off and Agritope's operating losses in fiscal 1998 were accounted for in fiscal year 1997. The comparable quarter in fiscal 1997 included the loss from discontinued operations of Agritope and Andrew and Williamson Sales, Co., the Company's former subsidiary (A&W).

Bank Line of Credit. The Company has guaranteed a bank line of credit maintained by A&W. The $6.5 million revolving line of credit is secured by A&W's accounts receivable, inventory and equipment. The terms of Epitope's guarantee require that it maintain certain tangible net worth levels. In addition, the principals of A&W have each personally guaranteed the line of credit. The line of credit also contains various financial covenants for A&W including minimum working capital and tangible net worth levels and maximum debt-to-net-worth ratios. The balance outstanding under the line was $1,550,000 as of December 31, 1997. In January 1998, the maturity date of the line of credit was extended from February 5, 1998 to April 5, 1998. A&W has agreed that Epitope may terminate the guaranty as to future advances unless A&W has obtained a new line of credit not guaranteed by Epitope by November 1, 1998.

NOTE 4   SHAREHOLDERS' EQUITY

The costs of the spin-off and Agritope's operating losses in fiscal 1998 were accounted for in fiscal 1997 as expenses of discontinued operations. The overall reduction in retained earnings as a result of the spin-off was $5,692,017, including spin-off related costs. No additional material charges are expected related to the Agritope spin-off.

NOTE 5   SUBSEQUENT EVENTS

In January 1998, Agritope repaid Epitope $976,885 for funds advanced by Epitope as described in Note 2 and for additional advances made in January 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of operations and financial condition should be read in conjunction with the Financial Statements and Notes thereto included in the Company's 1997 Annual Report on Form 10-K and with the Financial Statements and Notes thereto included in this Form 10-Q. Statements set forth below about future events or performance constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors with respect to the Company include loss or impairment of sources of capital; ability of the company to develop product distribution channels; development of competing products; market acceptance of oral testing products; changes in federal or state law or regulations; and loss of key personnel. Although forward-looking statements help to provide complete information about the company, readers should keep in mind that forward-looking statements are much less reliable than historical information.


RESULTS OF OPERATIONS

Revenues. Total revenues decreased by $1,038,000 or 39% in the current quarter as compared with the first quarter of fiscal 1997. Revenues by product line are shown below:

THREE MONTHS ENDED DECEMBER 31 (IN THOUSANDS, EXCEPT %)                     1997                       1996
                                                                     DOLLARS    PERCENT         DOLLARS   PERCENT
Product sales
   Oral collection device.................................           $ 1,130       70%          $ 1,900      72%
   Western blot HIV confirmatory test.....................               461       29               459      17
                                                                      ------     ----               ---    ----
                                                                       1,591       99             2,359      89
Grants and contracts......................................                11        1               282      11
                                                                       -----      ---               ---    ----
                                                                     $ 1,602      100%          $ 2,641     100%

Sales of the Company's OraSure(R) oral specimen collection device decreased by $770,000 or 41% in the current quarter as compared to the first quarter in fiscal 1997. The decrease is attributable to inventory build-up in the prior-year quarter by major testing laboratories as insurance companies made initial decisions about adoption of the Company's OraSure device and expansion of use beyond pilot programs. Inventory levels are expected to be in line with current customer requirements by the third quarter of fiscal 1998. As of December 31, 1997, the Company had firm orders for the device totaling $1.2 million scheduled for shipment before March 31, 1998.

Sales of the Company's Western blot HIV confirmatory test increased slightly in the current quarter as compared to the first quarter in fiscal 1997. As of December 31, 1997, the Company had firm orders for the confirmatory HIV test totaling $460,000 scheduled for shipment before March 31, 1998.

Grant and contract revenues decreased by $271,000 or 96% in the current quarter as compared to the first quarter of fiscal 1997 primarily due the termination of the Company's Development, License and Supply Agreement with its former strategic partner, SmithKline Beecham plc (SB). Selected research projects are continuing, directed at developing new applications for the OraSure oral collection device with a focus on tests needed to expand the use of the OraSure device with existing customers in life insurance and public health markets.

Gross margins remained at 59% of sales in the first quarter of fiscal 1998, the same level as achieved in the comparable period of fiscal 1997.

Research and development costs decreased by $124,000 or 15% as a result of cost containment measures in research and development and a narrowing of the focus of these projects to those that were judged to be commercially viable in the shortest timeframe. Expenditures for these projects can vary significantly from quarter to quarter as new projects are started while other projects may be extended or completed.

Selling, general and administrative expenses decreased by $160,000 or 11% in the current quarter as compared to the first quarter in fiscal 1997 primarily as a result of a reduction in compensation expense and cost containment measures put in place during the quarter.


LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                                                    12/31/97           9/30/97
Cash and cash equivalents..............................................            $  723            $ 1,934
Marketable securities..................................................             5,379              7,142
Working capital........................................................             6,756              9,538

During the current quarter, proceeds from the sale of marketable securities represented the primary source of funds for meeting the Company's requirements for operations and business expansion. Trade accounts receivable decreased during the quarter by $125,991 or 14%. Although product sales increased relative to the quarter ended September 30, 1997, generating higher trade receivables, the September 30, 1997 balance included a receivable from SmithKline Beecham for development work which has subsequently been paid. Other receivables increased during the quarter by $943,376 or 725% primarily because Epitope was funding Agritope's operating expenses during the month of December; these expenses were reimbursed by Agritope when Agritope received its outside funding after the spin-off was complete.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibits are listed on the attached exhibit index following the signature page of this report.

(b)      Reports on Form 8-K

Current report on Form 8-K dated December 10, 1997, reporting under Item 5 the signing of a research and development agreement between Agritope, Inc., the Company's wholly owned subsidiary, and Vilmorin & Cie., and a related agreement for sale of Agritope, Inc. preferred stock to Vilmorin & Cie.

Current report on Form 8-K dated December 24, 1997, reporting under Item 5 the record date of December 26, 1997 for the spin-off of Agritope, Inc., providing other information regarding the spin-off, and reporting the adoption of a Shareholder Rights Plan by Epitope.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EPITOPE, INC., an Oregon corporation


February 17, 1998                     JOHN W. MORGAN.
Date                                  John W. Morgan
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




February 17, 1998                     CHARLES E. BERGERON
Date                                  Charles E. Bergeron
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

10 Second Amendment to Credit Agreement between Andrew and Williamson Sales, Co., and Wells Fargo Bank, National Association, with acknowledgement by the Company, dated as of November 3, 1997.


27    Financial Data Schedule