Form 10-Q
period 1998-03-31
EPITOPE INC/OR/
filed 1998-05-12
CIK 801555

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1998
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ---- to -----.
                         Commission File Number 1-10492


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares of Common Stock, no par value, outstanding as of March 31, 1998: 13,541,769

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q






                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE SECOND QUARTER ENDED MARCH 31, 1998



                         Commission File Number 1-10492


                                  EPITOPE, INC.



   Incorporated in                                       IRS Employer
 the State of Oregon                             Identification No. 93-0779127


                             8505 SW Creekside Place
                          Beaverton, Oregon 97008-7108

                                 (503) 641-6115






     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock, no par value, outstanding as of March 31, 1998: 13,541,769

================================================================================

                          PART I. FINANCIAL INFORMATION

                                                                                             Page No.
                                                                                             --------
Item 1.  Condensed Financial Statements.........................................                3
     Condensed Balance Sheets
         at March 31, 1998 and September 30, 1997...............................                3
     Condensed Statements of Operations
         for the three and six months ended March 31, 1998 and 1997 ............                4
     Condensed Statements of Changes in Shareholders' Equity
         for the three and six months ended March 31, 1998......................                5
     Condensed Statements of Cash Flows
         for the six months ended March 31, 1998 and 1997.......................                6

     Notes to Condensed Financial Statements....................................                7


Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations .................................................                9


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.....................               11

Item 5. Other Information.......................................................               11

Item 6.  Exhibits and Reports on Form 8-K.......................................               12

EPITOPE, INC.

CONDENSED BALANCE SHEETS

                                                                                   3/31/98                 9/30/97
                                                                                  (Unaudited)
ASSETS
Current assets
Cash and cash equivalents..............................................          $    579,303        $    1,934,480
Marketable securities..................................................             5,433,811             7,141,640
Trade accounts receivable, net ........................................               826,143               928,047
Other receivables......................................................               129,277               128,949
Inventories (Note 2) ..................................................             1,184,451             1,324,647
Prepaid expenses ......................................................               416,967                78,240
                                                                                  -----------         -------------
                                                                                    8,569,952            11,536,003

Property and equipment, net ...........................................               948,650             1,200,988
Patents and proprietary technology, net ...............................               604,211               657,487
Other assets and deposits..............................................                17,377                55,099
Net assets of discontinued operations (Note 3)...........................                   -             3,562,726
                                                                                  -----------         -------------

                                                                                 $ 10,140,190         $  17,012,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable ......................................................          $    242,586         $     110,285
Salaries, benefits and other accrued liabilities ......................             1,710,416             1,887,825
                                                                                 ------------         -------------
                                                                                    1,953,002             1,998,110

Commitments and contingencies .........................................                    -                     -

Shareholders' equity (Note 4)
Contributed capital ...................................................           110,993,976           110,439,726
Accumulated deficit....................................................          (102,806,788)          (95,425,533)
                                                                                 ------------           -----------
                                                                                    8,187,188            15,014,193

                                                                                 $ 10,140,190          $ 17,012,303

EPITOPE, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED

                                                       3/31/98         3/31/97            3/31/98         3/31/97
Revenues
Product sales ..............................         $ 2,102,905     $ 2,152,208       $ 3,694,347     $ 4,511,359
Grants and contracts .......................                  -          183,729            11,381         465,339
                                                     -----------     -----------       -----------     -----------
                                                       2,102,905       2,335,937         3,705,728       4,976,698
Costs and expenses
Product costs ..............................             930,485         832,597         1,586,254       1,801,855
Research and development costs .............             617,898       1,063,057         1,297,745       1,867,030
Selling, general and administrative expenses           1,372,178       1,678,648         2,690,190       3,156,345
                                                     -----------     -----------       -----------     -----------
                                                       2,920,561       3,574,302         5,574,189       6,825,230

Loss from operations .......................            (817,656)     (1,238,365)       (1,868,461)     (1,848,532)

Other income (expense), net
Interest income.............................              86,332         257,528           201,227         576,862
Interest expense............................                 257               -            (7,416)              -
Other, net..................................              (2,835)         16,550           (14,588)         16,488
                                                     -----------     -----------       -----------     -----------
                                                          83,754         274,078           179,223         593,350

Net loss from continuing operations.........            (733,902)       (964,287)       (1,689,238)     (1,255,182)

Loss from discontinued operations...........                   -      (9,202,195)                -     (13,295,714)
                                                     -----------     -----------       -----------     -----------

Net loss....................................         $  (733,902)   $(10,166,482)      $(1,689,238)   $(14,550,896)

Basic and diluted loss per share
         from continuing operations.........         $     (0.05)   $      (0.07)      $     (0.13)   $      (0.09)

Basic and diluted net loss per share........         $     (0.05)   $      (0.74)      $     (0.13)   $      (1.09)

Weighted average number of shares outstanding         13,485,951      13,714,551        13,470,003      13,404,402

EPITOPE, INC.

CONDENSED STATEMENTS OF CHANGES IN
   SHAREHOLDERS' EQUITY (Unaudited)

                                                             COMMON STOCK                ACCUMULATED
                                                       SHARES            DOLLARS            DEFICIT            TOTAL

BALANCES AT SEPTEMBER 30, 1997................        13,454,330      $ 110,439,726     $ (95,425,533)     $ 15,014,193
Common stock issued as compensation...........             6,711             24,160                 -            24,160
Compensation expense for stock
    option grants.............................                 -            113,056                 -           113,056
Spin-off of Agritope, Inc. ...................                 -                  -        (5,692,017)       (5,692,017)
Net loss for the period.......................                 -                  -          (955,336)         (955,336)
                                                      ----------       ------------      -------------      ------------

BALANCES AT DECEMBER 31, 1997.................        13,461,041        110,576,942      (102,072,886)        8,504,056
Common stock issued upon exercise
    of options................................            75,619            313,721                 -           313,721
Common stock issued as compensation...........             5,109             35,582                 -            35,582
Compensation expense for stock
    option grants.............................                 -             67,731                 -            67,731
Net loss for the period.......................                 -                  -          (733,902)         (733,902)
                                                      ----------      -------------    --------------       ------------

BALANCES AT MARCH 31, 1998....................        13,541,769      $ 110,993,976     $(102,806,788)      $ 8,187,188

EPITOPE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED MARCH 31                                                             1998                1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................          $ (1,689,238)         $(14,550,896)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Loss from discontinued operations .....................................                     -            13,295,714
Depreciation and amortization .........................................               346,314               363,080
Decrease (increase) in accounts receivable and other receivables ......               101,576               (58,833)
Decrease (increase) in inventories ....................................               140,196              (284,614)
Increase in prepaid expenses ..........................................              (338,727)             (281,372)
(Decrease) increase in accounts payable and accrued liabilities .......               (45,108)              478,482
Common stock issued as compensation for services.......................                59,742                31,172
Compensation expense for stock option grants and
   deferred salary increases ..........................................               180,787               218,705
Other, net ............................................................                 8,448                 9,403
                                                                                -------------         -------------
Net cash used in operating activities..................................            (1,236,010)             (779,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities ...................................            (7,663,044)          (13,806,816)
Proceeds from sale of marketable securities ...........................             9,373,294            19,820,785
Additions to property and equipment ...................................               (40,814)             (157,201)
Proceeds from sale of property and equipment...........................                37,629                    -
Expenditures for patents and proprietary technology ...................               (54,584)             (161,919)
Investment in affiliated companies ....................................                11,871            (7,133,147)
                                                                                -------------         --------------
Net cash provided by (used in) investing activities....................             1,664,352            (1,438,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ................................               313,721                48,008
Advances in connection with spin-off ..................................            (2,097,240)           (3,392,743)
                                                                                --------------        --------------
Net cash used in financing activities..................................            (1,783,519)           (3,344,735)

Net decrease in cash and cash equivalents .............................            (1,355,177)           (5,562,192)
Cash and cash equivalents at beginning of period ......................             1,934,480             5,699,263
                                                                                -------------         -------------
Cash and cash equivalents at end of period.............................         $     579,303         $     137,071

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1   THE COMPANY

Epitope, Inc. (the Company or Epitope) is an Oregon corporation, which develops and markets medical diagnostic products. Epitope's principal products, including the OraSure oral specimen collection device, focus on the use of oral fluid to detect HIV infection and other conditions, and are marketed primarily in the life insurance and public health sectors.

The  interim  condensed  financial  statements  included  herein are  unaudited;
however, in the opinion of the Company, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. Results of operations for the periods ended March 31, 1998 are not necessarily indicative of the results of operations expected for the full fiscal year.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated and the results of the former Agritope, Inc. subsidiary (Agritope) have been shown as discontinued operations in the 1997 fiscal periods reported.

Inventories.  Inventory components are summarized as follows:                        3/31/98               9/30/97
                                                                                   (Unaudited)

Raw materials..........................................................           $   389,875           $   296,432
Work-in-process .......................................................               358,157               343,585
Finished goods ........................................................               421,964               670,175
Supplies ..............................................................                14,455                14,455
                                                                                  -----------           -----------
                                                                                  $ 1,184,451           $ 1,324,647

Net Loss Per Share. Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were excluded from the computation because their effect is anti-dilutive.

NOTE 3   DISCONTINUED OPERATIONS

On December 30, 1997, the Company distributed all of its shares of Agritope common stock to Epitope shareholders of record as of December 26, 1997. The costs of the spin-off and Agritope's operating losses in fiscal 1998 were accounted for in fiscal year 1997. The comparable periods in fiscal 1997 included the loss from discontinued operations of Agritope and Andrew and Williamson Sales, Co. (A&W).

Bank Line of Credit. In connection with the acquisition of A&W, the Company guaranteed a bank line of credit maintained by A&W. The $6.5 million revolving line is secured by A&W's accounts receivable, inventory and equipment. The terms of Epitope's guarantee require that it maintain certain tangible net worth levels. The line of credit also contains various financial covenants for A&W including minimum working capital and tangible net worth levels and maximum debt-to-net worth ratios. In addition, the principals of A&W have each personally guaranteed the line of credit. A&W has agreed that Epitope may terminate its guaranty as to future advances unless A&W has obtained a new line of credit not guaranteed by Epitope by November 1, 1998. The balance outstanding under the line was $1,138,000 as of March 31, 1998. In April 1998, Wells Fargo Bank N.A. extended the maturity date of the credit agreement to June 5, 1998.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of operations and financial condition should be read in conjunction with the Financial Statements and Notes thereto included in the Company's 1997 Annual Report on Form 10-K and with the Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q. Statements set forth below about future events or performance constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors with respect to the Company include loss or impairment of sources of capital; ability of the Company to develop diagnostic product distribution channels; development of competing diagnostic products, including blood and urine-based products; market acceptance of oral testing products; changes in federal or state law or regulations applicable to diagnostic products or their manufacture and marketing; loss of key personnel; and other factors as described in the Company's 1997 Annual Report on Form 10-K. Although forward-looking statements help to provide complete information about the Company, readers should keep in mind that forward-looking statements are much less reliable than historical information.


RESULTS OF OPERATIONS

Revenues. Total revenues decreased by $233,000 or 10% in the current quarter as compared with the second quarter of fiscal 1997, and by $1,271,000 or 26% in the comparable six-month period. Revenues by product line are shown below:

THREE MONTHS ENDED MARCH 31 (IN THOUSANDS, EXCEPT %)                        1998                       1997
                                                                      DOLLARS    PERCENT        DOLLARS    PERCENT
Product sales
   Oral collection device.................................           $ 1,624       77%          $ 1,676      72%
   Western blot HIV confirmatory test.....................               479       23               476      20
                                                                     -------     ----           -------    ----
                                                                       2,103      100             2,152      92
Grants and contracts......................................                -        -                184       8
                                                                     -------     ----           -------    ----
                                                                     $ 2,103      100%          $ 2,336     100%

SIX MONTHS ENDED MARCH 31 (IN THOUSANDS, EXCEPT %)                          1998                       1997
                                                                      DOLLARS    PERCENT        DOLLARS    PERCENT
Product sales
   Oral collection device.................................           $ 2,754       74%          $ 3,576      72%
   Western blot HIV confirmatory test.....................               940       25               935      19
                                                                     -------     ----           -------    ----
                                                                       3,694       99             4,511      91
Grants and contracts......................................                11        1               466       9
                                                                    --------     ----           -------    ----
                                                                     $ 3,705      100%          $ 4,977     100%


Sales of the Company's OraSure oral specimen collection device decreased by $52,000 or 3% in the current quarter as compared to the second quarter in fiscal 1997, and by $822,000 or 23% in the comparable six-month period. The decrease is attributable to inventory build-up in the first three quarters of fiscal 1997 by major testing laboratories as insurance companies made initial decisions about adoption of the Company's OraSure(R) device and expansion of use beyond pilot programs. This inventory build-up resulted in reduced sales to the testing laboratories in the most recent three fiscal quarters as the laboratories worked down their inventory levels. By the third quarter of fiscal 1998, inventory levels are expected to be in line with current customer requirements. As the Company expands into the public health markets, it is anticipated that overall sales for the remainder of the year will exceed those of the first six months. Expectations for future sales are based primarily on forecasts by individual customers rather than firm orders, as many of the smaller customers in the public health market do not have contractual arrangements with the Company. The Company's sales for OraSure products, including cotinine test devices, continue to expand in foreign markets.

Sales of the Company's Western blot HIV confirmatory test increased slightly in the current quarter and six-month period as compared to the same periods in fiscal 1997. As of March 31, 1998, the Company had firm orders for the confirmatory HIV test totaling $600,000 scheduled for shipment before June 30, 1998.

Grant and contract revenues decreased by $184,000 or 100% in the current quarter as compared to the second quarter of fiscal 1997, and by $454,000 or 98% in the comparable six-month period, primarily due the termination of the Company's Development, License and Supply Agreement with its former strategic partner, SmithKline Beecham plc (SB). Selected research projects are continuing, directed at developing new applications for the OraSure oral collection device with a focus on tests needed to expand the use of the OraSure device with existing customers in life insurance and public health markets, and to move into the area of drugs-of-abuse testing, a market the Company has not previously served.

Gross margins on product sales were 56% and 57% of sales in the second quarter and first six months of fiscal 1998 as compared to 61% and 60% of sales in the comparable periods of fiscal 1997. The decline in gross margin for the first six months was due to negative volume variances as production was decreased in order to maintain inventory levels. The Company expects that margins will increase in the third quarter of fiscal 1998.

Research and development costs decreased by $455,000 or 42% in the current quarter as compared to the second quarter of fiscal 1997, and by $569,000 or 30% in the comparable six-month period. This decrease was the result of continued cost containment measures and a narrowing of the focus of research and development projects to those that were judged to be commercially viable in the shortest timeframe. Expenditures for these projects can vary significantly from quarter to quarter as new projects are started while other projects may be extended or completed. Research and development for oral fluid testing products for other diseases and drugs-of-abuse continued to expand during the quarter.

Selling, general and administrative expenses decreased $306,000 or 18% in the current quarter as compared to the second quarter of fiscal 1997, and by $466,000 or 15% in the comparable six-month period, primarily as a result of a reduction in compensation expense and as a result of cost containment measures.

Year 2000 Compliance. The Company has determined that the costs of addressing the Year 2000 issue are not material to the operations or financial condition of the Company.


LIQUIDITY AND CAPITAL RESOURCES

(In thousands)                                                                        3/31/98               9/30/97
Cash and cash equivalents..............................................               $   579               $ 1,934
Marketable securities..................................................                 5,434                 7,142
Working capital........................................................                 6,617                 9,532

During the current quarter, proceeds from the sale of marketable securities represented the primary source of funds for meeting the Company's requirements for operations and business expansion. Trade accounts receivable increased during the quarter by $24,000 or 3%. Other receivables decreased during the quarter by $934,000 or 88% as Agritope repaid operating expense advances made during the month of December as part of the spin-off agreement. The rate of cash usage as reflected in the reduction of cash and cash equivalents decreased significantly from $1.2 million in the first quarter to $144,000 in the second quarter due to Agritope's repayment of operating expense advances and continued emphasis by management on cost containment.

PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Vector Securities International, Inc. ("Vector Securities"), served as the Company's financial advisor in connection with the spin-off of Agritope, Inc., a previous proposal for issuance of targeted stock, and other matters. In partial consideration for Vector Securities' services, the Company agreed and disclosed at the time of the Agritope spin-off that Vector Securities would receive warrants to purchase an aggregate of 416,667 shares of Epitope common stock, $.01 par value per share ("Epitope Stock"), at a price equal to 110 percent of the average closing price of Epitope stock for the five consecutive trading days beginning on the ex dividend date for the Agritope spin-off. Pursuant to this agreement, the Company issued to Vector Securities on May 5, 1998, warrants to purchase 416,667 shares of Epitope Stock at a price of $5.913 per share. The warrants expire on December 30, 2000.

The warrants were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. In accordance with the terms of the warrants, the Company will register the shares issuable upon exercise of the warrants at Vector Securities' request.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 1998 annual meeting of shareholders of the Company on February 17, 1998, the following individuals were elected by the votes indicated as directors of the Company for terms expiring at the annual meetings of shareholders for the years shown:

       NOMINEE             DIRECTOR CLASS          TERM EXPIRES              VOTES FOR              VOTES WITHHELD
John W. Morgan                  1                      2000                 12,310,850                   119,127
Margaret H. Jordan              3                      2001                 12,314,078                   115,899
Michael J. Paxton               3                      2001                 12,313,750                   116,227

The other directors whose terms of office continued after the annual meeting are: W. Charles Armstrong, Andrew S. Goldstein, Roger L. Pringle, and G. Patrick Sheaffer. In addition, Robert J. Zollars was elected by the remaining directors to fill a vacancy on the board created by the retirement of R. Douglas Norby effective following the annual meeting. Mr. Zollar's term will expire at the annual meeting of shareholders in 1999.


ITEM 5.  OTHER INFORMATION

MANAGEMENT CHANGES

As previously announced, several changes in the Company's management occurred following the spin-off of Agritope, Inc.

Charles E. Bergeron, Vice President of Operations and Chief Financial Officer - Epitope Medical Products, became Chief Financial Officer of the Company following the retirement of Gilbert N. Miller in connection with the spin-off. Mr. Bergeron joined the Company in August 1993 as President and Chief Executive Officer of Agrimax Floral Products, Inc., then a wholly owned subsidiary.

J. Richard George, Ph.D., was named Chief Scientific Officer in January 1998 and is now responsible for the Company's research and product development groups. He joined the Company as Vice President of Scientific Affairs - Epitope Medical Products in March 1995.

In January 1998, John H. Fitchen, M.D., Senior Vice President and Chief Operating Officer, left the Company to pursue other interests.

Edward V. Collom joined the Company on March 9, 1998, as Vice President of Sales and Marketing. Prior to accepting his position with the Company, Mr. Collom had responsibility for sales and marketing of forensic drug testing services and drugs-of-abuse and on-site drug screening devices, at Pharm Chem Laboratories, Menlo Park, California.

As noted under Item 4, Robert J. Zollars was elected to the Company's board of directors to fill a vacancy on the board created by the retirement of R. Douglas Norby effective following the annual meeting of shareholders. Mr. Zollars has nearly 20 years of health care industry experience with organizations such as Cardinal Health, Inc., Baxter International, Inc., and American Hospital Supply Corp.

The Company's Nominating Committee is in the process of selecting a replacement for Richard K. Donahue, who retired from the board of directors as of February 17, 1998.

PRODUCT CLEARANCES

During the quarter, the Company announced regulatory clearances received for use of its OraSure oral specimen collection device for various applications.

The FDA granted clearance for use of OraSure with enzyme immunoassays manufactured by STC Technologies, Inc. to test for cocaine, methamphetamines and cannabanoids (marijuana) in January and February 1998. Management anticipates approval for use of the OraSure device to test for opiates and phencyclidine
(PCP) in the months ahead.

The OraSure device has also been approved in Japan for cotinine testing of life insurance applicants. Cotinine is a derivative of nicotine that indicates whether the tested subject is a smoker. The Finance Ministry of Japan announced in February that life insurance companies could reduce premiums on new nonsmoker policies by as much as thirty percent.


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



                                       EPITOPE, INC., an Oregon corporation

May 12, 1998                           /s/ CHARLES E. BERGERON
Date                                   Charles E. Bergeron
                                       Chief Financial Officer
                                       (Principal Financial Officer)





May -12, 1998                          /s/ THEODORE R. GWIN
Date                                   Theodore R. Gwin
                                       Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


4.    Warrant dated May 5, 1998, issued to Vector Securities International, Inc.


27.   Financial Data Schedule