Form 10-Q
period 1998-06-30
EPITOPE INC/OR/
filed 1998-08-07
CIK 801555

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                - - - - - - - - -

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1998
                                                         OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ---- to -----.

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares of Common Stock, no par value, outstanding as of June 30, 1998: 13,557,406

                                            PART I. FINANCIAL INFORMATION

                                                                                                          PAGE NO.
                                                                                                          --------
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

     Condensed Balance Sheets
         at June 30, 1998 (unaudited) and September 30, 1997....................                             3
     Condensed Statements of Operations
         (unaudited) for the three and nine months ended June 30, 1998 and 1997                              4
     Condensed Statements of Changes in Shareholders' Equity
         (unaudited) for the three and nine months ended June 30, 1998..........                             5
     Condensed Statements of Cash Flows
         (unaudited) for the nine months ended June 30, 1998 and 1997...........                             6

     Notes to Condensed Financial Statements (unaudited)........................                             7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS .................................................                             9


                                             PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION.......................................................                            11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................                            11

EPITOPE, INC.

CONDENSED BALANCE SHEETS

                                                                                   6/30/98                 9/30/97
                                                                                  (Unaudited)
ASSETS
Current assets
Cash and cash equivalents..............................................          $    597,901         $   1,934,480
Marketable securities..................................................             4,991,242             7,141,640
Trade accounts receivable, net ........................................             1,242,902               928,047
Other receivables......................................................                52,698               128,949
Inventories (Note 2) ..................................................             1,092,213             1,324,647
Prepaid expenses ......................................................               506,845                78,240
                                                                                 ------------         -------------
                                                                                    8,483,801            11,536,003

Property and equipment, net ...........................................               870,275             1,200,988
Patents and proprietary technology, net ...............................               608,586               657,487
Other assets and deposits..............................................                51,539                55,099
Net assets of discontinued operations (Note 3).........................                     -             3,562,726
                                                                                 ------------         -------------

                                                                                 $ 10,014,201         $  17,012,303
                                                                                 ============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable ......................................................          $    324,737         $     110,285
Salaries, benefits and other accrued liabilities ......................             1,606,373             1,887,825
                                                                                 ------------         -------------
                                                                                    1,931,110             1,998,110

Commitments and contingencies .........................................                     -                     -

Shareholders' equity (Note 4)
Contributed capital ...................................................           111,149,962           110,439,726
Accumulated deficit....................................................          (103,066,871)          (95,425,533)
                                                                                 ------------         -------------
                                                                                    8,083,091            15,014,193

                                                                                 $ 10,014,201         $  17,012,303
                                                                                 ============         =============

EPITOPE, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED

                                                       6/30/98         6/30/97            6/30/98         6/30/97
Revenues
Product sales ..............................         $ 2,781,944     $ 2,500,010       $ 6,476,291    $  7,011,369
Grants and contracts .......................               1,271         383,652            12,652         848,991
                                                     -----------     -----------       -----------    ------------
                                                       2,783,215       2,883,662         6,488,943       7,860,360
Costs and expenses
Product costs ..............................             928,294         970,078         2,514,548       2,771,933
Research and development costs .............             766,645       1,466,028         2,064,390       3,333,058
Selling, general and administrative expenses           1,414,007       1,568,459         4,104,197       4,724,804
                                                     -----------     -----------       -----------    ------------
                                                       3,108,946       4,004,565         8,683,135      10,829,795

Loss from operations .......................            (325,731)     (1,120,903)       (2,194,192)     (2,969,435)

Other income (expense), net
Interest income.............................              82,115         172,906           283,342         749,768
Interest expense............................                (215)              -            (7,631)              -
Other, net..................................             (16,252)            312           (30,840)         16,800
                                                     -----------     -----------       -----------    ------------
                                                          65,648         173,218           244,871         766,568

Net loss from continuing operations.........            (260,083)       (947,685)       (1,949,321)     (2,202,867)

Loss from discontinued operations (Note 3)..                   -      (1,365,866)                -     (14,661,580)
                                                     -----------     -----------       -----------    ------------


Net loss....................................         $  (260,083)    $(2,313,551)      $(1,949,321)   $(16,864,447)
                                                     ===========     ===========       ===========    ============




Basic and diluted loss per share
         from continuing operations.........         $     (0.02)    $     (0.07)      $     (0.14)    $     (0.16)

Basic and diluted net loss per share........         $     (0.02)    $     (0.17)      $     (0.14)    $     (1.26)

Weighted average number of shares outstanding         13,544,761      13,522,733        13,494,865      13,404,402

EPITOPE, INC.

CONDENSED STATEMENTS OF CHANGES IN
   SHAREHOLDERS' EQUITY (UNAUDITED)

                                                             COMMON STOCK                ACCUMULATED
                                                       SHARES            DOLLARS            DEFICIT            TOTAL

BALANCES AT SEPTEMBER 30, 1997................        13,454,330      $ 110,439,726     $ (95,425,533)     $ 15,014,193
Common stock issued as compensation...........             6,711             24,160                 -            24,160
Compensation expense for stock
    option grants.............................                 -            113,056                 -           113,056
Spin-off of Agritope, Inc. ...................                 -                  -        (5,692,017)       (5,692,017)
Net loss for the period.......................                 -                  -          (955,336)         (955,336)
                                                      ----------      -------------     -------------      ------------

BALANCES AT DECEMBER 31, 1997.................        13,461,041        110,576,942      (102,072,886)        8,504,056
Common stock issued upon exercise
    of options................................            75,619            313,721                 -           313,721
Common stock issued as compensation...........             5,109             35,582                 -            35,582
Compensation expense for stock
    option grants.............................                 -             67,731                 -            67,731
Net loss for the period.......................                 -                  -          (733,902)         (733,902)
                                                      ----------      -------------     -------------      ------------

BALANCES AT MARCH 31, 1998....................        13,541,769      $ 110,993,976     $(102,806,788)     $  8,187,188

Common stock issued upon exercise
    of options................................            12,437             58,074                 -            58,074
Common stock issued as compensation...........             3,200             20,806                 -            20,806
Compensation expense for stock
    option grants.............................                 -             77,106                 -            77,106
Net loss for the period.......................                 -                  -          (260,083)         (260,083)
                                                      ----------      -------------     -------------      ------------

BALANCES AT JUNE 30, 1998.....................        13,557,406      $ 111,149,962     $(103,066,871)     $  8,083,091
                                                      ==========      =============     =============      ============

EPITOPE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED JUNE 30                                                             1998                1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................          $ (1,949,321)         $(16,864,467)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Loss from discontinued operations .....................................                     -            14,463,796
Depreciation and amortization .........................................               510,367               547,570
Loss on disposition of assets..........................................                33,320
Increase in accounts receivable and other receivables .................              (238,605)             (294,983)
Decrease (increase) in inventories ....................................               232,434              (194,790)
Increase in prepaid expenses ..........................................              (428,604)             (135,130)
(Decrease) increase in accounts payable and accrued liabilities .......               (67,000)              231,245
Common stock issued as compensation for services.......................                80,548               272,091
Compensation expense for stock option grants and
   deferred salary increases ..........................................               257,893               319,862
Other, net ............................................................                (8,620)               13,704
                                                                                 ------------          ------------
Net cash used in operating activities..................................            (1,577,588)           (1,641,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities ...................................           (12,112,837)          (17,083,654)
Proceeds from sale of marketable securities ...........................            14,265,656            26,977,551
Additions to property and equipment ...................................               (87,678)             (187,053)
Proceeds from sale of property and equipment...........................                37,629                    -
Expenditures for patents and proprietary technology ...................              (114,025)             (214,184)
Investment in affiliated companies ....................................                 9,760            (6,627,927)
                                                                                 ------------          ------------
Net cash provided by (used in) investing activities....................             1,998,505             2,864,733

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ................................               371,795                77,584
Advances in connection with spin-off ..................................            (2,129,291)           (5,188,267)
                                                                                 ------------          ------------
Net cash used in financing activities..................................            (1,757,496)           (5,110,683)

Net decrease in cash and cash equivalents .............................            (1,336,579)           (3,887,052)
Cash and cash equivalents at beginning of period ......................             1,934,480             5,699,263
                                                                                 ------------          ------------
Cash and cash equivalents at end of period.............................          $    597,901          $  1,812,211
                                                                                 ============          ============

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

The  interim  condensed  financial  statements  included  herein are  unaudited;
however, in the opinion of the Company, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. Results of operations for the periods ended June 30, 1998 are not necessarily indicative of the results of operations expected for the full fiscal year.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated and the results of the former Agritope, Inc. subsidiary (Agritope) have been reflected as discontinued operations in the comparable 1997 fiscal periods.

Inventories.  Inventory components are summarized as follows:                        6/30/98               9/30/97
                                                                                   (Unaudited)

Raw materials..........................................................           $   470,937           $   296,432
Work-in-process .......................................................               315,562               343,585
Finished goods ........................................................               291,259               670,175
Supplies ..............................................................                14,455                14,455
                                                                                  -----------           -----------
                                                                                  $ 1,092,213           $ 1,324,647

Net Loss Per Share. Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were excluded from the computation because their effect is anti-dilutive.

New Accounting Pronouncements. On June 15, 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). Management of the Company anticipates that, because the Company does not make use of derivative instruments, the adoption of FAS 133 will not have any effect on the Company's results of operations or its financial position.


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

Bank Line of Credit. In connection with the acquisition of A&W, the Company had guaranteed a bank line of credit maintained by A&W. On June 16, 1998 Wells Fargo Bank N.A. cancelled the guaranty and the Company has no further obligations for the line of credit.


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


RESULTS OF OPERATIONS

Revenues. Total revenues decreased by $100,000 or 3.5% in the current quarter as compared with the third quarter of fiscal 1997, and by $1,371,000 or 17% in the comparable nine-month period. Revenues by product line are shown below:

THREE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)                         1998                       1997
                                                                      DOLLARS    PERCENT        DOLLARS    PERCENT
Product sales
   Oral collection device.................................           $ 2,180       78%          $ 2,055      71%
   Western blot HIV confirmatory test.....................               602       22               445      16
                                                                     -------     ----           -------    ----
                                                                       2,782      100             2,500      87
Grants and contracts......................................                 1        -               384      13
                                                                     -------     ----           -------    ----
                                                                     $ 2,783      100%          $ 2,884     100%

NINE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)                          1998                       1997
                                                                      DOLLARS    PERCENT        DOLLARS    PERCENT
Product sales
   Oral collection device.................................           $ 4,934       76%          $ 5,631      72%
   Western blot HIV confirmatory test.....................             1,542       24             1,380      17
                                                                     -------     ----           -------    ----
                                                                       6,476      100             7,011      89
Grants and contracts......................................                13        -               849      11
                                                                     -------     ----           -------    ----
                                                                     $ 6,489      100%          $ 7,860     100%


Sales of the Company's OraSure oral specimen collection device increased by $125,000 or 6% in the current quarter as compared to the third quarter in fiscal 1997, however sales in the comparable nine-month period in 1998 were $697,000 or 12% less than in 1997. As previously disclosed, the year to date shortfall is attributable to the inventory build-up in the first three quarters of fiscal 1997 by major insurance testing laboratories that effected sales in the first three quarters of 1998. The Company's continued expansion into the public health markets in 1998 contributed to the increase in sales in the third quarter. The Company's sales for OraSure products, including cotinine test devices, continued to expand in foreign markets during the third quarter. As a part of this expansion in international markets, OraSure is now being used for Hepatitis testing in Argentina. Overall sales are anticipated to continue rising in the fourth quarter. Expectations for future sales are based primarily on forecasts provided to the Company by individual customers rather than firm orders, as many of the customers in the public health market do not have contractual arrangements with the Company.

Sales of the Company's Western blot HIV confirmatory test increased by $157,000 or 35% in the current quarter as compared to the third quarter of fiscal 1997, and by $162,000 or 12% in the comparable nine-month period, primarily due to increased sales of OraSure devices in the public health sector resulting in increased usage of this confirmatory test for HIV.

Grant and contract revenues decreased by $382,000 or nearly 100% in the current quarter as compared to the third quarter of fiscal 1997, and by $836,000 or 98% in the comparable nine-month period, primarily due the termination of the Company's Development, License and Supply Agreement with its former strategic partner, SmithKline Beecham plc (SB). Selected research projects are continuing, directed at developing new applications for the OraSure oral collection device with a focus on tests needed to expand the use of the OraSure device with existing customers in life insurance and public health markets, and to move into the market for drugs-of-abuse testing as previously disclosed.

Gross margins on product sales were 67% and 61% of sales in the third quarter and first nine months of fiscal 1998 as compared to 61% and 60% of sales in the comparable periods of fiscal 1997. The increase in gross margin for the third quarter was due to improved volume variances as production was increased to meet product demand. The Company expects to maintain comparable margins in the fourth quarter of fiscal 1998.

Research and development costs decreased by $699,000 or 48% in the current quarter as compared to the third quarter of fiscal 1997, and by $1,269,000 or 38% in the comparable nine-month period. This decrease was the result of continued cost containment measures and a narrowing of the focus of research and development projects to those judged to be commercially viable in the shortest timeframe. Expenditures for these projects may vary significantly from quarter to quarter as new projects are started while other projects may be extended or completed. Research and development expenditures, including anticipated clinical trial expenses, are expected to continue to increase in the next fiscal year. These expenditures will support the expansion of oral fluid testing for additional diseases, drugs-of-abuse and the start up of the previously announced new OraQuick device. OraQuick is a rapid-assay, using oral fluid, to detect various conditions by taking a sample and providing a test result in about a ten-minute timeframe.

Selling, general and administrative expenses decreased $154,000 or 10% in the current quarter as compared to the third quarter of fiscal 1997, and by $621,000 or 13% in the comparable nine-month period, primarily as a result of cost containment measures and a reduction in compensation expense.

Year 2000 Compliance. As previously disclosed, the Company has determined that the costs of addressing the Year 2000 issue are not material to the operations or financial condition of the Company.


LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                                                        6/30/98               9/30/97
Cash and cash equivalents..............................................               $   598               $ 1,934
Marketable securities..................................................                 4,991                 7,142
Working capital........................................................                 6,553                 9,539

During the current quarter, proceeds from the sale of marketable securities represented the primary source of funds for meeting the Company's requirements for operations and business expansion. Trade accounts receivable increased during the quarter by $417,000 or 50% due to increased sales. Other receivables decreased during the quarter by $77,000 or 59% primarily due to collections on accounts. Cash usage has moderated due to increased sales, collection of trade receivables and reduced spending. In fiscal 1998, cash and cash equivalents plus marketable securities declined $424,000 or 7% in the third quarter as compared to $2,974,000 or 33% in the first quarter and $89,000 or 2% in the second quarter. The Company believes that its operating liquidity requirements for the foreseeable future can be met by existing resources, including marketable securities and cash generated by operations.

PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

PRODUCT CLEARANCES

During the quarter, the Company announced regulatory clearance from the FDA for use of its OraSure oral specimen collection device with enzyme immunoassays manufactured by STC Technologies, Inc. to test for opiates and opiate metabolites. Management anticipates approval for use of the OraSure device to test for phencyclidine (PCP) in the months ahead. The Company holds exclusive distribution rights to the STC OraSure drugs-of-abuse assays outside the United States.


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



                                     EPITOPE, INC., an Oregon corporation



August 6, 1998                       CHARLES E. BERGERON
Date                                 Charles E. Bergeron
                                     Chief Financial Officer
                                     (Principal Financial Officer)





August 6, 1998                       THEODORE R. GWIN
Date                                 Theodore R. Gwin
                                     Controller
                                     (Principal Accounting Officer)

                                  EXHIBIT INDEX


27.    Financial Data Schedule