Form 10-Q
period 1998-12-31
EPITOPE INC/OR/
filed 1999-02-09
CIK 801555

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                - - - - - - - - -

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 1998
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ---- to -----.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, no par value, outstanding as of December 31, 1998: 13,613,795

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

                  FOR THE FIRST QUARTER ENDED DECEMBER 31, 1998



                         Commission File Number 1-10492


                                  EPITOPE, INC.



       Incorporated in                                  IRS Employer
     the State of Oregon                          Identification No. 93-0779127


                             8505 SW Creekside Place
                          Beaverton, Oregon 97008-7108

                                 (503) 641-6115






     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock, no par value, outstanding as of December 31, 1998: 13,613,795


================================================================================

                          PART I. FINANCIAL INFORMATION

                                                                                                           Page No.
                                                                                                           --------
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets at December 31, 1998 (unaudited)
         and September 30, 1998.................................................                             3
     Condensed Consolidated Statements of Operations (unaudited)
         for the three months ended December 31, 1998 and 1997..................                             4
     Condensed Consolidated Statements of Changes in Shareholders' Equity
         (unaudited) for the three months ended December 31, 1998...............                             5
     Condensed Consolidated Statements of Cash Flows(unaudited)
         for the three months ended December 31, 1998 and 1997..................                             6

     Notes to Condensed Consolidated Financial Statements (unaudited)...........                             7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS .................................................                             9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............                            11


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS......................................................                            12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................                            12

EPITOPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   12/31/98                9/30/98
                                                                                  (Unaudited)
ASSETS
Current assets
Cash and cash equivalents..............................................          $    537,640         $   1,164,275
Marketable securities..................................................             4,495,302             4,455,044
Trade accounts receivable, net ........................................             1,126,529             1,519,652
Other receivables......................................................                40,242                47,818
Inventories (Note 2) ..................................................             1,384,711             1,092,577
Prepaid expenses.......................................................               268,342               313,941
                                                                                 ------------         -------------
                                                                                    7,852,766             8,593,307

Property and equipment, net............................................               865,263               819,095
Patents and proprietary technology, net ...............................               598,638               596,169
Other assets and deposits..............................................               331,770               348,733
                                                                                 ------------         -------------
                                                                                 $  9,648,437         $  10,357,304


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable.......................................................          $    408,395         $     566,894
Salaries, benefits and other accrued liabilities.......................             1,403,890             1,516,395
                                                                                 ------------         -------------
                                                                                    1,812,285             2,083,289

Commitments and contingencies..........................................                    -                     -

Shareholders' equity (Note 4)
Contributed capital....................................................           111,581,688           111,319,573
Accumulated deficit....................................................         $(103,745,536)         (103,045,558)
                                                                                --------------        --------------
                                                                                    7,836,152             8,274,015

                                                                                $   9,648,437         $  10,357,304

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31                                                       1998                  1997

Revenues
Product sales..........................................................             2,244,410          $  1,591,442
Grants and contracts...................................................                    59                11,381
                                                                                 ------------          ------------
                                                                                    2,244,469             1,602,823
Costs and expenses
Product costs..........................................................               829,446               655,769
Research and development costs.........................................               702,114               679,847
Selling, general and administrative expenses...........................             1,471,859             1,318,012
                                                                                 ------------          ------------
                                                                                    3,003,419             2,653,628

Loss from operations ..................................................              (758,950)           (1,050,805)

Other income (expense), net
Interest income........................................................                65,235               114,895
Interest expense.......................................................                  (342)               (7,673)
Other, net.............................................................                (5,921)              (11,753)
                                                                                 ------------          --------------
                                                                                       58,972                95,469

Net loss...............................................................          $   (699,978)         $   (955,336)

Basic and diluted net loss per share...................................          $      (0.05)         $      (0.07)

Weighted average number of shares outstanding .........................            13,594,798          $ 13,454,403

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
   SHAREHOLDERS' EQUITY

BALANCES AT SEPTEMBER 30, 1998.................     13,577,319     $ 111,319,573    $(103,045,558)   $    8,274,015

Common stock issued upon
  exercise of options..........................         30,576           154,103                -           154,103
Common stock issued under Employee
  Stock Purchase Plan..........................          2,066             8,245                -             8,245
Common stock issued as matching
  savings plan contributions...................          3,834            22,525                -            22,525
Compensation expense for
  stock option grants..........................              -            77,242                -            77,242
Net loss for the year..........................              -                 -         (699,978)         (699,978)
                                                    ----------     -------------    -------------    --------------

BALANCES AT DECEMBER 31, 1998 (UNAUDITED)......     13,613,795     $ 111,581,688    $(103,745,536)   $    7,836,152

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31                                                        1998                1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...............................................................          $   (699,978)          $  (955,336)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization..........................................               151,546               178,207
Loss on disposition of assets..........................................                 5,927                     -
(Increase) decrease in accounts receivable and other receivables.......               400,699              (811,631)
Increase in inventories................................................              (292,134)              (34,874)
(Increase) decrease in prepaid expenses................................                45,599                (7,790)
(Decrease) increase in accounts payable and accrued liabilities .......              (271,004)              655,608
Common stock issued as compensation for services.......................                     -                24,160
Compensation expense for stock option grants and
   deferred salary increases...........................................                77,242               113,056
Other, net ............................................................                24,860                14,800
                                                                               --------------         -------------
Net cash used in operating activities..................................              (557,243)             (823,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities....................................            (1,499,587)           (3,907,727)
Proceeds from sale of marketable securities............................             1,459,329             5,673,063
Additions to property and equipment....................................              (154,979)              (13,150)
Expenditures for patents and proprietary technology....................               (51,131)              (29,443)
Investment in affiliated companies.....................................                (7,897)               18,945
                                                                               --------------         -------------
Net cash provided by (used in) investing activities....................              (254,265)            1,741,688

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock.................................               184,873                     -
Advances in connection with spin-off...................................                     -            (2,129,291)
                                                                               --------------         -------------
Net cash provided by (used in) financing activities....................               184,873            (2,129,291)

Net decrease in cash and cash equivalents..............................              (626,635)           (1,211,403)
Cash and cash equivalents at beginning of period.......................             1,164,275             1,934,480
                                                                               --------------         -------------
Cash and cash equivalents at end of period.............................          $    537,640           $   723,077

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

The interim condensed consolidated financial statements included herein are unaudited; however, in the opinion of the Company, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. Results of operations for the periods ended December 31, 1998 are not necessarily indicative of the results of operations expected for the full fiscal year.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Inventories.  Inventory components are summarized as follows:                       12/31/98               9/30/98
                                                                                   (Unaudited)

Raw materials..........................................................            $  359,709          $    238,916
Work-in-process .......................................................               627,083               627,503
Finished goods ........................................................               383,464               211,703
Supplies ..............................................................                14,455                14,455
                                                                                  -----------           -----------
                                                                                  $ 1,384,711           $ 1,092,577

Net Loss Per Share. Basic and diluted loss per share has been computed using the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock consists of the number of shares issuable upon exercise of outstanding warrants, and options less the number of shares assumed to have been purchased for the treasury with the proceeds from such exercise. Potential common stock is excluded from the computation if its effect is anti-dilutive. Basic and diluted net income (loss) per share are the same for the years ended December 31, 1998 and 1997. On December 31, 1998 and 1997 the weighted average shares outstanding were 13,594,798 and 13,454,403, respectively. Shares of potential common stock on December 31, 1998 and 1997, respectively of 6,385,245 and 5,863,930 were not included in the calculation of diluted loss per share as they were anti-dilutive.

Statement of Cash Flows. Cash paid for interest approximated interest expense in the quarters ended December 31, 1998 and 1997. No cash was paid for income taxes in fiscal 1998 or 1997. Compensation expense amounted to $77,242 and $113,056 in the first quarter of fiscal 1998 and 1997, respectively, related to the issuance of compensatory equity securities, which also represent non-cash transactions.

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

NOTE 3   SEGMENT INFORMATION - SFAS NO. 131

Effective for fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The adoption of SFAS No. 131 is not expected to have a material impact on the results of operations or shareholders' equity for any periods presented.

Geographic Areas. The Company's products are all included in the medical products industry segment. See Note 1 for a description of the Company's business. The Company's products are sold principally in the United States, Canada, Asia and Latin America.

 IN THOUSANDS

 FOR THE THREE MONTHS ENDED                                         REVENUES             IDENTIFIABLE ASSETS
 DECEMBER 31,                                                   1998       1997            1998       1997

   United States.....................................          $2,142     $1,375         $9,648    $11,161
   Canada............................................               -        184              -          -
   Asia..............................................              97          9              -          -
   Latin America.....................................               3          -              -          -
   Europe............................................               -         35              -          -
   Other.............................................               2          -              -          -
                                                               ------     ------         ------    -------
                                                               $2,244     $1,603         $9,648    $11,161

Customer Concentration. In the first quarter of fiscal 1999 four customers accounted for over 69 percent of product revenues as compared to 74 percent for the same quarter of fiscal 1998. The Company believes that its relationship with each of these customers is strong and believes that they will purchase comparable or increasing volumes of the Company's products for the foreseeable future. There can be no assurance, however, that sales to these customers will not decrease or that these customers will not choose to replace the Company's products with those of competitors. The loss of any of these customers or a significant decrease in the volume of products purchased by them would have a material adverse effect on the Company.

NOTE 4   SUBSEQUENT EVENTS

A&W lawsuit. On January 19, 1999, the U.S. District Court for the Southern District California dismissed with prejudice the claims by the Company's former subsidiary Andrew and Williamson Sales, Co. (A&W) against two former officers of the Company and an officer of Agritope (Case No. 98 CV 0666 TW (CGA)). The court's decision was based on a settlement agreement signed by A&W in May 1997. The Company has filed an action in Oregon state court (Multnomah County Circuit Court Civ. No. 9810-07537) against A&W for breaching the settlement agreement and is seeking as damages the Company's costs of defending the California action.

Stock option exercises. Subsequent to December 31, 1998 the Company received nearly $1.9 million in cash from the exercise of options to purchase 410,544 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could be quite different from those expressed or implied by the forward-looking statements. Statements in this Form 10-Q about future sales levels or other future events or performance are forward-looking statements. Factors that could affect results include the extent of future use of oral testing and OraSure in the insurance industry or other key markets; ability of the Company to develop product distribution channels; development of competing products; changes in federal or state law or regulations; and loss of key personnel. These and other factors are discussed more fully in the Company's Annual Report on Form 10-K in Items 1 and 7 and under "Year 2000 Readiness" below. Although forward-looking statements help to provide complete information about the Company, readers should keep in mind that forward-looking statements are much less reliable than historical information. Readers are cautioned not to place undue reliance on the forward-looking statements.

RESULTS OF OPERATIONS

The table below shows the amount (in thousands) and percentage of Epitope's total revenue contributed by each of its principal products and by grants and contracts.

THREE MONTHS ENDED DECEMBER 31                                                     1998                  1997
Product Sales
   Oral specimen collection devices..................................         $1,519    68%         $1,126    70%
   Western blot HIV confirmatory tests...............................            666    30             461    29
   Other product sales...............................................             59     2               5     -
                                                                              ------   ---          ------   ---
                                                                               2,244   100%          1,592    99%
Grants and contracts.................................................              -     -              11      1
                                                                              ------   ---          ------   ---
                                                                              $2,244   100%         $1,603   100%

Revenues. Total product sales increased by $653,000 or 41 percent in the current quarter as compared to the first quarter of fiscal 1998. This increase was primarily a result of expanded sales volume of Epitope's lead product, the OraSure oral specimen collection device, which increased by $393,000 or 35 percent in the current quarter as compared to a decrease of $770,000 or 41 percent in the first quarter of 1998. Total product sales revenues decreased from the fourth quarter of fiscal 1998 by $1.0 million as a result of the seasonality of the life insurance testing market.

OraSure device and Other product sales into the public health markets in the quarter ended December 31, 1998 totaled $574,000 or 26 percent of product sales as compared to $354,000 or 22 percent in the same period of fiscal 1998. The life insurance testing market in the first quarter of fiscal 1999 contributed $902,000 or 40 percent of total product sales for the period as compared to $727,000 or 46 percent in the first quarter of fiscal 1998. Sales into international markets in the current quarter were $102,000 or 4 percent of product sales as compared to $49,000 or 3 percent of product sales in the same quarter of fiscal 1998.

Sales of the Company's Western blot HIV confirmatory test increased by $205,000 or 44 percent in the current quarter as compared to an increase of $2,000 or 0.4 percent in the first quarter of 1998.

Fiscal year sales are anticipated to rise in 1999, compared to fiscal year 1998. However, sales may be affected by economic factors and seasonality of certain market segments. Expectations for future sales are based primarily on forecasts provided to the Company by individual customers rather than firm orders, as many of the customers in the public health and international markets do not have contractual arrangements with the Company.

Grant and contract revenues decreased by $11,000 or 100 percent in the current quarter as compared to a decrease of $271,000 or 96 percent in the first quarter of fiscal 1998. Discussions are under way with potential partners who may provide R&D funding to the Company. In addition, grant applications for additional funding are in process.

Gross Margin on product sales was 63 percent in the first quarter of fiscal 1999 compared to 59 percent in the comparable period of fiscal 1998. The improvement in gross margin is attributable to increases in inventories and increased sales and production volumes for the OraSure device which resulted in lower per unit costs and to the shift in product mix towards the OraSure device which carries a higher gross margin than does the western blot HIV confirmatory test.

Research and Development Expenses. Research and development expenses increased by $22,000 or 3 percent in the current quarter as compared to last year's first quarter. R&D expenses for fiscal 1999 should be near the 1998 level, unless funding for additional R&D projects is forthcoming from potential new partners or from research grants.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of fiscal 1999 increased by $154,000 or 12 percent as compared to last year's first quarter. The increase in 1999 was primarily a result of increased spending on advertising and promotion to support expansion in all markets.

Year 2000 Readiness. The Company has completed its review of its internal systems and devices. A plan is now in place to upgrade or replace systems and devices that are non-compliant in the ordinary course of business (as part of a regular ongoing upgrade program) during fiscal 1999. Many vendors, suppliers, and customers, the interruption of whose businesses would have a material effect on the Company, have responded to inquiries regarding Year 2000 (Y2K) compliance and the Company is in the process of developing a detailed, systematic contingency plan. The Company has not incurred any material costs to date and does not anticipate incurring any material costs to resolve issues relating to the Y2K problem internally. Such costs will be funded by cash flows from operations or available cash and cash equivalents.

At the current time, the Company anticipates that all essential products and internal systems and equipment are now, or will be timely made, Y2K compliant. This belief is based on the progress to date and the assessed degree of difficulty associated with the remaining phases to achieve Y2K readiness, the representations made by vendors and, where possible, by testing. Significant uncertainty exists, however, concerning the effects of the Y2K problem, primarily with regards to assurances made by the Company's key or significant vendors, suppliers, and customers. In addition, Epitope has not investigated Y2K compliance of third parties that are either not critical or significant to the Company's operations or are not currently vendors, suppliers, or customers of the Company. Any failure of the Company or its vendors, suppliers, customers, or any third party governmental or business entities to be Y2K compliant could materially affect the business, results of operations, financial conditions and prospects of Epitope, the impact of which cannot be quantified at this time.

This section captioned "Year 2000 Readiness" as well as other statements in this report relating to Y2K issues are "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act.


LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                                                       12/31/98               9/30/98
Cash and cash equivalents..............................................           $       538             $   1,164
Marketable securities..................................................                 4,495                 4,455
Working capital........................................................                 6,040                 6,510

Net cash flows used in operating activities decreased by $267,000 compared to the same quarter in fiscal 1998. The total of cash and cash equivalents plus marketable securities decreased by $586,000 during the quarter due primarily to the need to fund operating activities.

Proceeds from current assets, primarily the collection of accounts receivable, represented the primary sources of funds for meeting the Company's requirements for operations, working capital and business expansion in the current quarter. The Company received proceeds of $185,000 from the exercise of warrants and options to purchase common stock in the quarter. Subsequent to December 31, 1998 the Company received nearly $1.9 million in cash from the exercise of options to purchase shares of common stock influenced by an increase in the market price of the Company's common stock.

The Company anticipates that it will continue to need funds to support ongoing research and development projects, to provide additional manufacturing capacity, and to increase working capital to support growth. The Company believes that its operating liquidity requirements for the foreseeable future can be met by existing resources, including marketable securities and cash generated by operations. The Company may also receive funds through the exercise of outstanding stock options and warrants as well as research grants. However, there are no assurances that additional funding from these sources will be available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold material amounts of derivative financial  instruments,
other  financial   instruments,   or  derivative  commodity   instruments,   and
accordingly has no material market risk to report under this item.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

See Note 4 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.


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



                                                  EPITOPE, INC.



February 9, 1999                                  /S/CHARLES E. BERGERON
Date                                              Charles E. Bergeron
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


February 9, 1999                                  /S/THEODORE R. GWIN
Date                                              Theodore R. Gwin
                                                  Controller
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX


27.    Financial Data Schedule