Form 10-Q
period 1999-03-31
EPITOPE INC/OR/
filed 1999-05-17
CIK 801555

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                - - - - - - - - -

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1999
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ---- to -----.
                         Commission File Number 1-10492


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, no par value, outstanding as of March 31, 1999: 14,054,571

                          PART I. FINANCIAL INFORMATION

                                                                                       PAGE NO.
                                                                                       --------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets at March 31, 1999 (unaudited)
         and September 30, 1998.................................................          3
     Consolidated Statements of Operations for the three months and
         six months ended March 31, 1999 and 1998 (unaudited)...................          4
     Consolidated Statements of Changes in Shareholders' Equity for the
         three months and six months ended March 31, 1999 (unaudited)...........          5
     Consolidated Statements of Cash Flows for the six months
         ended March 31, 1999 and 1998 (unaudited)..............................          6

     Condensed Notes to Consolidated Financial Statements (unaudited)...........          7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS .................................................          9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............         11


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS......................................................         12

ITEM 4.  SUBMISSION OF  MATTERS TO A  VOTE OF SECURITY HOLDERS..................         12

ITEM 5.  OTHER INFORMATION......................................................         12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................         13

EPITOPE, INC.

CONSOLIDATED BALANCE SHEETS

                                                                                    3/31/99                9/30/98
                                                                                  (UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents..............................................        $      525,311        $    1,164,275
Marketable securities..................................................             5,157,129             4,455,044
Trade accounts receivable, net ........................................             1,066,950             1,519,652
Other receivables......................................................                 6,259                47,818
Inventories (Note 2) ..................................................             1,716,546             1,092,577
Prepaid expenses.......................................................               389,373               313,941
                                                                               --------------        --------------
                                                                                    8,861,568             8,593,307

Property and equipment, net............................................               925,827               819,095
Patents and proprietary technology, net ...............................               592,753               596,169
Other assets and deposits..............................................               273,983               348,733
                                                                               --------------        --------------
                                                                               $   10,654,131        $   10,357,304



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable.......................................................        $      276,223        $      566,894
Salaries, benefits and other accrued liabilities.......................             1,259,088             1,516,395
                                                                               --------------        --------------
                                                                                    1,535,311             2,083,289

Commitments and contingencies..........................................                     -                    -

Shareholders' equity (Note 4)
Contributed capital....................................................           113,697,358           111,319,573
Accumulated deficit....................................................          (104,578,538)       $ (103,045,558)
                                                                               --------------        --------------
                                                                                    9,118,820             8,274,015

                                                                               $   10,654,131        $   10,357,304

EPITOPE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED

                                                       3/31/99         3/31/98            3/31/99         3/31/98
Revenues
Product sales ..............................        $  2,072,919    $  2,102,905      $  4,317,329    $  3,694,347
Grants and contracts .......................                   -               -                59          11,381
                                                    ------------    ------------      ------------    ------------

                                                       2,072,919       2,102,905         4,317,388       3,705,728
Costs and expenses
Product costs ..............................             682,875         930,485         1,512,321       1,586,254
Research and development costs .............           1,048,899         617,898         1,751,013       1,297,745
Selling, general and administrative expenses           1,244,568       1,372,178         2,716,427       2,690,190
                                                    ------------    -------------     ------------    ------------
                                                       2,976,342       2,920,561         5,979,761       5,574,189

Loss from operations .......................            (903,423)       (817,656)       (1,662,373)     (1,868,461)
Other income (expense), net
Interest income.............................              75,281          86,332           140,516         201,227
Interest expense............................                (190)            257              (532)         (7,416)
Other, net..................................              (4,670)         (2,835)          (10,591)        (14,588)
                                                    ------------    -------------     ------------    ------------
                                                          70,421          83,754           129,393         179,223

Net loss....................................        $   (833,002)   $   (733,902)     $ (1,532,980)   $ (1,689,238)

Basic and diluted net loss per share........        $      (0.06)   $     (0.05)      $      (0.11)$  $      (0.13)


Weighted average number of shares outstanding         14,008,013      13,485,951        13,799,135      13,470,003

EPITOPE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN
   SHAREHOLDERS' EQUITY

                                                            COMMON STOCK             ACCUMULATED
                                                      SHARES            DOLLARS        DEFICIT             TOTAL

BALANCES AT SEPTEMBER 30, 1998.................     13,577,319     $ 111,319,573   $ (103,045,558)      $ 8,274,015

Common stock issued upon
  exercise of options..........................         30,576           154,103                -           154,103
Common stock issued under Employee
  Stock Purchase Plan..........................          2,066             8,245                -             8,245
Common stock issued as matching
  savings plan contributions...................          3,834            22,525                -            22,525
Compensation expense for
  stock option grants..........................              -            77,242                -            77,242
Net loss for the quarter.......................              -                 -         (699,978)         (699,978)
                                                  ------------     -------------   --------------       -----------

BALANCES AT DECEMBER 31, 1998 (UNAUDITED)......     13,613,795     $ 111,581,688   $ (103,745,536)      $ 7,836,152

Common stock issued upon
  exercise of options..........................        436,944         2,016,440                -         2,016,440
Common stock issued as matching
  savings plan contributions...................          3,832            19,160                -            19,160
Compensation expense for
  stock option grants..........................              -            80,070                -            80,070
Net loss for the quarter.......................              -                 -         (833,002)         (833,002)
                                                  ------------     -------------   --------------       -----------

BALANCES AT MARCH 31, 1999 (UNAUDITED).........     14,054,571     $ 113,697,358   $ (104,578,538)      $ 9,118,820

EPITOPE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED MARCH 31                                                             1999                  1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................          $ (1,532,980)         $ (1,689,238)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................               311,553               346,314
Loss on disposition of assets..........................................                10,590                     -
Decrease in accounts receivable and other receivables .................               494,261               101,576
(Increase) decrease in inventories ....................................              (623,969)              140,196
Decrease (increase) in prepaid expenses ...............................                17,377              (338,727)
Decrease in accounts payable and accrued liabilities ..................              (547,978)              (45,108)
Common stock issued as compensation for services.......................                41,685                59,742
Compensation expense for stock option grants and
   deferred salary increases ..........................................               157,312               180,787
Other, net ............................................................                     -                 8,448
                                                                                 ------------          ------------
Net cash used by operating activities..................................            (1,672,149)           (1,236,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities ...................................            (3,971,291)           (7,663,044)
Proceeds from sale of marketable securities ...........................             3,269,206             9,373,294
Additions to property and equipment ...................................              (325,971)              (40,814)
Proceeds from sale of property and equipment...........................                     -                37,629
Expenditures for patents and proprietary technology ...................               (99,488)              (54,584)
(Investment in) earnings from affiliated companies.....................               (18,059)               11,871
                                                                                 ------------          ------------
Net cash (used) provided by investing activities.......................            (1,145,603)            1,664,352

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ................................             2,178,788               313,721
Advances in connection with spin-off ..................................                     -            (2,097,240)
                                                                                 ------------          ------------
Net cash provided (used) by financing activities.......................             2,178,788            (1,783,519)

Net decrease in cash and cash equivalents .............................              (638,964)           (1,355,177)
Cash and cash equivalents at beginning of period ......................             1,164,275             1,934,480
                                                                                 ------------          ------------
Cash and cash equivalents at end of period.............................          $    525,311          $    579,303

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   THE COMPANY

Epitope, Inc. (Epitope or the Company), is an Oregon corporation incorporated in 1981. Epitope develops and markets oral specimen collection kits and related diagnostic tests primarily for the detection of the Human Immunodeficiency Virus
(HIV), the cause of Acquired Immune Deficiency Syndrome (AIDS), and for the detection of other medical conditions and analytes, including drugs of abuse. Epitope's lead product, the patented OraSure(R) collection device, is used as part of an oral specimen diagnostic system. The Company markets the device in the United States and certain foreign countries for use in screening life insurance applicants and for public health use, and plans to begin marketing for drugs-of-abuse testing in late 1999. Epitope also markets HIV-1 Western blot confirmatory test kits used to confirm positive results of initial screening tests for HIV-1 infection.

The interim consolidated financial statements included herein are unaudited; however, in the opinion of the Company, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. Results of operations for the periods ended March 31, 1999 are not necessarily indicative of the results of operations expected for the full fiscal year.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Inventories.  Inventory components are summarized as follows:                        3/31/99               9/30/98
                                                                                   (Unaudited)

Raw materials..........................................................           $   321,964           $   238,916
Work-in-process .......................................................               656,230               627,503
Finished goods ........................................................               738,352               211,703
Supplies ..............................................................                     -                14,455
                                                                                  -----------           -----------
                                                                                  $ 1,716,546           $ 1,092,577

Net Loss Per Share. Basic and diluted loss per share has been computed using the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock consists of the number of shares issuable upon exercise of outstanding warrants and options less the number of shares assumed to have been purchased for the treasury with the proceeds from such exercise. Potential common stock is excluded from the computation if its effect is anti-dilutive. Basic and diluted net income (loss) per share are the same for the comparable periods ended March 31, 1999 and 1998.

Shares of potential common stock that were not included in the calculation of diluted loss per share as they were anti-dilutive are as follows:

                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                     3/31/99           3/31/98           3/31/99          3/31/98

       Number of Shares..........    873,662           805,946           496,296          459,156

Statement of Cash Flows. Cash paid for interest approximated interest expense in the quarters ended March 31, 1999 and 1998. No cash was paid for income taxes in fiscal 1999 or 1998. Compensation expense related to the issuance of compensatory equity securities, which also represents non-cash transactions, amounted to $157,312 and $180,786 for the six months ended March 31, 1999 and 1998, respectively.

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

NOTE 3  SEGMENT INFORMATION - SFAS NO. 131

Effective for fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The adoption of SFAS No. 131 is not expected to have a material impact on the results of operations or shareholders' equity for any periods presented. See Note 1 for a description of the Company's business.

Geographic Areas. The Company's products are sold principally in the United States, Canada, Asia and Latin America. Distribution to Epitope's primary Canadian customer was taken over in 1999 by one of the Company's U.S. insurance laboratory partners, and is no longer shown as a direct sale to Canada.

 FOR THE SIX MONTHS ENDED                                REVENUES                     IDENTIFIABLE ASSETS
   MARCH 31,                                       1999            1998              1999             1998

   United States............................   $ 4,086,762    $ 3,129,404       $ 10,654,131    $ 10,140,190
   Canada...................................         1,750        407,400                  -               -
   Asia.....................................       194,019        144,252                  -               -
   Latin America............................         4,407          1,027                  -               -
   Europe...................................        28,450         23,645                  -               -
   Other....................................         2,000              -                  -               -
                                               -----------    -----------       ------------    ------------
                                               $ 4,317,388    $ 3,705,728       $ 10,654,131    $ 10,140,190

Customer Concentration. In the second quarter of fiscal 1999 four customers accounted for over 71 percent of product revenues as compared to 69 percent for the same quarter of fiscal 1998. The Company believes that its relationship with each of these customers is strong and believes that they will continue to purchase comparable volumes of the Company's products. There can be no assurance, however, that sales to these customers will not decrease or that these customers will not choose to replace the Company's products with those of competitors. The loss of any of these customers, or a significant decrease in the volume of products purchased by them, would have a material adverse effect on the Company.

NOTE 4  STOCK OPTION EXERCISES

During the second quarter of fiscal 1999, the Company received $2,016,000 in cash from the exercise of options to purchase 436,944 shares of common stock at an average exercise price of $4.61 per share and at an average market value of $6.97 per share. Payroll taxes for the option exercises of $54,000 were included in selling, general and administrative expenses during the quarter.

NOTE 5 SUBSEQUENT EVENT

A&W Lawsuit. On May 7, 1999, the Company entered into a settlement agreement with Andrew and Williamson Sales, Co. (A&W) regarding the action filed by the Company against A&W in Oregon state court (Multnomah County Circuit Court Civ. No. 9810-07537) for breaching the 1997 settlement agreement between the companies. A&W has agreed to pay an agreed upon amount to reimburse most of the Company's costs of defending an action brought by A&W against former officers of the Company that has been dismissed and to reimburse the Company for the costs incurred in bringing the Oregon action. A&W has agreed to pay the settlement amount in three installments during May 1999. Within three days after receipt of full payment from A&W, the Company will obtain dismissal of its action against A&W.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could be quite different from those expressed or implied by the forward-looking statements. Statements in this Form 10-Q about future sales levels or other future events or performance are forward-looking statements. Factors that could affect results include the extent of future use of oral fluid testing and OraSure in the insurance industry or other key markets; loss or impairment of sources of capital; ability of the Company to develop product distribution channels; the ability of the Company to develop new products; development of competing products; changes in federal or state law or regulations; uncertainties related to suppliers' and customers' ability to achieve year 2000 compliance; and loss of key personnel. These and other factors are discussed more fully in the Company's Annual Report on Form 10-K in Items 1 and 7 and under "Year 2000 Readiness" below. Although forward-looking statements help to provide complete information about the Company, readers should keep in mind that forward-looking statements are much less reliable than historical information. Readers are cautioned not to place undue reliance on the forward-looking statements.

RESULTS OF OPERATIONS

The table below shows the amount (in thousands) and percentage of Epitope's total revenue contributed by each of its principal products and by grants and contracts.

THREE MONTHS ENDED MARCH 31 (IN THOUSANDS, EXCEPT %)                         1999                      1998
                                                                      DOLLARS   PERCENT         DOLLARS   PERCENT
Product Sales
   Oral specimen collection devices.......................           $ 1,486       72%          $ 1,532      73%
   Western blot HIV confirmatory tests....................               499       24               479      23
   Other product sales....................................                88        4                92       4
                                                                     -------      ---           -------     ---
                                                                       2,073      100%            2,103     100%
Grants and contracts......................................                 -        -                 -       -
                                                                     -------      ---           -------     ---
                                                                     $ 2,073      100%          $ 2,103     100%

SIX MONTHS ENDED MARCH 31 (IN THOUSANDS, EXCEPT %)                          1999                       1998
                                                                      DOLLARS   PERCENT         DOLLARS   PERCENT
Product sales
   Oral collection device.................................           $ 3,005       70%          $ 2,657      72%
   Western blot HIV confirmatory test.....................             1,165       27               940      25
   Other product sales....................................               147        3                97       3
                                                                     -------      ---           -------     ---
                                                                       4,317      100             3,694     100
Grants and contracts......................................                 -        -                11       -
                                                                     -------      ---           -------     ---
                                                                     $ 4,317      100%          $ 3,705     100%

Revenues. Total product sales decreased by $30,000 or 1.4 percent in the current quarter as compared to the second quarter of fiscal 1998, and increased by $623,000 or 17 percent in the comparable six-month period. The 1999 second quarter decrease was primarily a result of the timing of orders for Epitope's lead product, the OraSure oral specimen collection device, which decreased by $45,000 or 3 percent in the current quarter as compared to the second quarter of 1998.

OraSure device and Other product sales into the public health markets in the quarter ended March 31, 1999 totaled $458,000 or 22 percent of product sales as compared to $513,000 or 24 percent in the same period of fiscal 1998, and $1.0 million or 23 percent of product sales as compared to $867,000 or 23 percent in the comparable six-month periods. The life insurance testing market in the second quarter of fiscal 1999 contributed $988,000 or 48 percent of total product sales for the period as compared to $986,000 or 47 percent in the second quarter of fiscal 1998, and $1.9 million or 44 percent of product sales as compared to $1.7 million or 46 percent in the comparable six-month periods. Sales into international markets in the current quarter were $128,000 or 6 percent of product sales as compared to

$125,000 or 6 percent of product sales in the same quarter of fiscal 1998, and $231,000 or 5 percent of product sales as compared to $174,000 or 5 percent in the comparable six-month periods.

Sales of the Company's Western blot HIV confirmatory test increased by $20,000 or 4 percent in the current quarter as compared to the second quarter of fiscal 1998, and increased by $225,000 or 24 percent in the comparable six-month period.

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

Gross Margin on product sales was 67 percent in the second quarter of fiscal 1999 compared to 56 percent in the comparable period of fiscal 1998, and 65 percent and 57 percent, respectively in the comparable six-month periods. The improvement in gross margin is attributable to increased production volumes.

Research and Development Expenses. Research and development expenses increased by $431,000 or 70 percent in the current quarter as compared to last year's second quarter, and by $453,000 or 35 percent in the comparable six-month period. This increase was primarily related to the investment in the development and pilot production of the new OraQuick(R) rapid assay device. R&D expenses for remainder of fiscal 1999 are anticipated to be slightly higher than the 1998 level. If funding for additional R&D projects can be obtained from potential new partners or from research grants, R&D spending will also increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of fiscal 1999 decreased by $128,000 or 9 percent as compared to last year's second quarter, and increased by $26,000 or 1 percent in the comparable six-month period. The decrease in the second quarter of fiscal 1999 was primarily a result of continued expense control.

Year 2000 Readiness. The Company has completed over half of its planned systems upgrades and replacements (as part of a regular ongoing upgrade program) during the first half of fiscal 1999. Upgrades and replacement systems have all been certified Year 2000 (Y2K) compliant. Responses to inquiries regarding Y2K compliance have been received from substantially all vendors, suppliers, and customers, the interruption of whose businesses would have a material effect on the Company. Development of a detailed, systematic contingency plan is also in process. The Company has not incurred any material costs to date and does not anticipate incurring any material costs to resolve issues relating to the Y2K problem internally. Such costs will be funded by available cash and cash equivalents.

At the current time, the Company anticipates that all essential products and internal systems and equipment are now, or will be timely made, Y2K compliant. This belief is based on the progress to date and the assessed degree of difficulty associated with the remaining phases to achieve Y2K readiness, the representations made by vendors and, where possible, by testing. Significant uncertainty exists, however, concerning the effects of the Y2K problem, primarily with regards to assurances (or lack thereof) made by the Company's key or significant vendors, suppliers, and customers. In addition, Epitope has not investigated Y2K compliance of third parties that are either not critical or significant to the Company's operations or are not currently vendors, suppliers, or customers of the Company. Any failure of the Company or its vendors, suppliers, customers, or any third party governmental or business entities to be Y2K compliant could materially affect the business, results of operations, financial conditions and prospects of Epitope, the impact of which cannot be quantified at this time.

This section captioned "Year 2000 Readiness" as well as other statements in this report relating to Y2K issues are "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act.

LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                                                        3/31/99               9/30/98
Cash and cash equivalents..............................................               $   525               $ 1,164
Marketable securities..................................................                 5,157                 4,455
Working capital........................................................               $ 7,326               $ 6,510

Net cash used in operating activities increased by $703,000 or 170 percent in the current quarter as compared to the second quarter of fiscal 1998, and increased by $436,000 or 35 percent in the comparable six-month period. The total of cash and cash equivalents plus marketable securities increased by $63,000 since September 30, 1998. In addition to funding increased inventory, spending was increased during the quarter to fund investment to improve manufacturing processes and increase capacity for current products and for development of the new OraQuick(R) device.

Proceeds from the exercise of options to purchase common stock represented the primary sources of funds for meeting the Company's requirements for operations, working capital and business expansion in the current quarter.
The Company received $2,016,000 from option exercises during the quarter.

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

PART II.  OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

Information about legal proceedings appears in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this report, and is incorporated herein by reference. Information about the proceedings was previously reported in the Company's Current Report on Form 10-Q for the quarter ended December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 1999 annual meeting of shareholders of the Company on February 16, 1999, the following individuals were elected by the votes indicated as Class 2 directors of the Company for terms expiring at the 2002 annual meeting of shareholders:
                                                  VOTES             VOTES
                   NOMINEE                         FOR            WITHHELD
                   -------                         ---            --------
            Andrew S. Goldstein                12,419,249         207,261
            G. Patrick Sheaffer                12,418,349         208,161
            Robert J. Zollars                  12,418,362         208,148

The other directors whose terms of office continued after the annual meeting are: W. Charles Armstrong, Margaret H. Jordan, John W. Morgan, Michael J. Paxton, and Roger L. Pringle.


ITEM 5.  OTHER INFORMATION

REGULATORY APPROVAL IN EUROPE

During the quarter the Company announced that it had received approval for the sale of the OraSure(R) oral specimen collection device in Europe.

Epitope received approval to use the CE mark, which is required to sell the OraSure device in all fifteen countries of the European Economic Community following an inspection of Epitope's facilities and processes by representatives of the European Notified Body. OraSure has been registered under European regulations as a Class III medical device, the classification requiring the highest degree of scrutiny for CE mark approval. Epitope distributors are actively marketing the device in England, Ireland and Greece. The Company has begun shipments to Europe under the new CE mark approval.

FEDERAL SUPPLY SCHEDULE CONTRACT APPROVED

Epitope has also received approval to be listed in the General Services Administration (GSA) Federal Supply Schedule. Government agencies are encouraged to purchase from the Federal Supply Schedule, which offers the best pricing for approved products. This schedule applies to various federal agencies, including the Veteran's Administration, the military, the Federal Bureau of Prisons, Job Corp, the Federal Aviation Administration, the National Institutes of Health, and many others. Epitope will launch a direct marketing program in the near future to capitalize on this new approval. Market studies indicate that the number of HIV tests associated with GSA contracts is currently about 2 million per year.

CORPORATE OFFICER CHANGES

William D. Block was named Vice President of Sales and Marketing, effective May 16, 1999. Mr. Block was hired following a nationwide search to replace Edward V. Collom, Jr. who resigned in March 1999 for health reasons. Prior to accepting the position at Epitope, Mr. Block held a variety of sales and management positions with companies in the medical field, including McKesson Automated Pharmacy Solutions (a division of McKesson HBOC, Inc.), Allegiance Healthcare Corp., Baxter Healthcare Corp., and Biotronics Enterprises, Inc.

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



                                                EPITOPE, INC.



May 14, 1999                                    /s/ CHARLES E. BERGERON
Date                                            Charles E. Bergeron
                                                Chief Financial Officer
                                                (Principal Financial Officer)


May 14, 1999                                    /s/ THEODORE R. GWIN
Date                                            Theodore R. Gwin
                                                Controller
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX


27.    Financial Data Schedule