Form 10-Q
period 1999-06-30
EPITOPE INC/OR/
filed 1999-08-12
CIK 801555

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                - - - - - - - - -

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1999

                                       OR
[ ]  Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
Exchange  Act of 1934  for  the  transition  period  from        to     .
                                                           ----     ----

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, no par value, outstanding as of June 30, 1999:
14,114,447

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets at June 30, 1999 (unaudited) and
         September 30, 1998............................................    3
     Consolidated Statements of Operations for the three months and
         nine months ended June 30, 1999 and 1998 (unaudited)..........    4
     Consolidated Statements of Changes in Shareholders' Equity for the
         three months and nine months ended June 30, 1999 (unaudited).. 5 Consolidated Statements of Cash Flows for the nine months
         ended June 30, 1999 and 1998 (unaudited)......................    6

     Condensed Notes to Consolidated Financial Statements (unaudited)..    7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS ........................................    9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....   11


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.............................................   12

ITEM 5.  OTHER INFORMATION.............................................   12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................   13

EPITOPE, INC.

CONSOLIDATED BALANCE SHEETS
                                                     JUNE 30,     SEPTEMBER 30,
                                                       1999           1998
                                                    (UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents........................ $     908,409  $   1,164,275
Marketable securities............................     4,514,048      4,455,044
Trade accounts receivable, net ..................     1,161,291      1,519,652
Other receivables................................        33,262         47,818
Inventories (Note 2) ............................     1,539,243      1,092,577
Prepaid expenses.................................       475,604        313,941
                                                    -----------   ------------
                                                      8,631,857      8,593,307

Property and equipment, net.....................     1,039,909        819,095
Patents and proprietary technology, net.........        558,037        596,169
Other assets and deposits.......................        219,603        348,733
                                                    -----------   ------------

                                                  $  10,449,406  $  10,357,304
                                                    ===========   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable................................. $     658,488  $     566,894
Salaries, benefits and other accrued liabilities.     1,071,913      1,516,395
                                                    -----------    -----------
                                                      1,730,401      2,083,289

Commitments and contingencies....................             -              -

Shareholders' equity
Contributed capital..............................   114,061,491    111,319,573
Accumulated deficit..............................  (105,342,486)  (103,045,558)
                                                    -----------    -----------
                                                      8,719,005      8,274,015
                                                    -----------    -----------

                                                   $ 10,449,406   $ 10,357,304
                                                    ===========    ===========

EPITOPE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                         1999           1998               1999           1998
Revenues
Product sales ..................................      $2,687,923     $ 2,781,944       $ 7,005,252     $ 6,476,291
Grants and contracts ...........................               -           1,271                59          12,652
                                                       ---------      ----------        ----------      ----------
                                                       2,687,923       2,783,215         7,005,311       6,488,943
Costs and expenses
Product costs ..................................       1,083,669         928,294         2,595,989       2,514,548
Research and development costs .................       1,044,268         766,645         2,795,281       2,064,390
Selling, general and administrative expenses....       1,388,778       1,414,007         4,105,205       4,104,197
                                                       ---------      ----------        ----------      ----------
                                                       3,516,715       3,108,946         9,496,475       8,683,135

Loss from operations ...........................        (828,792)       (325,731)       (2,491,164)     (2,194,192)
Other income (expense), net
Interest income.................................          66,426          82,115           206,942         283,342
Interest expense................................            (431)           (215)             (963)         (7,631)
Other, net......................................          (1,151)        (16,252)          (11,743)        (30,840)
                                                        ----------    -----------       ---------        ----------
                                                          64,844          65,648           194,236         244,871

Net loss........................................      $ (763,948)    $  (260,083)      $(2,296,928)    $ (1,949,321)
                                                       ==========     ===========       ===========     ===========

Basic and diluted net loss per share (Note 2)...      $    (0.05)    $     (0.02)      $     (0.17)    $     (0.14)

Weighted average number of shares outstanding...      14,065,991      13,544,761        13,888,087      13,494,865

EPITOPE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN
   SHAREHOLDERS' EQUITY

                                                          COMMON STOCK              ACCUMULATED
                                                     SHARES           DOLLARS          DEFICIT          TOTAL

BALANCES AT SEPTEMBER 30, 1998.................     13,577,319    $111,319,573    $(103,045,558)      $8,274,015

Common stock issued upon
  exercise of options..........................         30,576         154,103                -          154,103
Common stock issued under Employee
  Stock Purchase Plan..........................          2,066           8,245                -            8,245
Common stock issued as matching
  savings plan contributions...................          3,834          22,525                -           22,525
Compensation expense for
  stock option grants..........................              -          77,242                -           77,242
Net loss for the quarter.......................              -               -         (699,978)        (699,978)
                                                    ----------     -----------     ------------        ----------


BALANCES AT DECEMBER 31, 1998 (UNAUDITED)......     13,613,795    $111,581,688    $(103,745,536)      $7,836,152

Common stock issued upon
  exercise of options..........................        436,944       2,016,440                -        2,016,440
Common stock issued as matching
  savings plan contributions...................          3,832          19,160                -           19,160
Compensation expense for
  stock option grants..........................              -          80,070                -           80,070
Net loss for the quarter.......................              -               -         (833,002)        (833,002)
                                                    ----------     -----------     -------------       ----------

BALANCES AT MARCH 31, 1999 (UNAUDITED).........     14,054,571    $113,697,358    $(104,578,538)      $9,118,820

Common stock issued upon
  exercise of options..........................         37,755         182,092                -          182,092
Common stock issued as compensation............          6,413          29,996                -           29,996
Common stock issued under Employee
  Stock Purchase Plan..........................         13,463          50,650                -           50,650
Common stock issued as matching
  savings plan contributions...................          2,245          13,189                -           13,189
Compensation expense for
  stock option grants..........................              -          88,206               -            88,206
Net loss for the quarter.......................              -               -         (763,948)        (763,948)
                                                    ----------     -----------     -------------       ----------

BALANCES AT JUNE 30, 1999 (UNAUDITED)..........     14,114,447    $114,061,491    $(105,342,486)      $8,719,005
                                                    ==========     =============   =============       =========

EPITOPE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................           $(2,296,928)         $ (1,949,321)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................               476,598               510,367
Loss on disposition of assets..........................................                12,818                33,320
Common stock issued as compensation for services.......................                54,874                80,548
Compensation expense for stock option grants and
   deferred salary increases ..........................................               245,518               257,893
Decrease (increase) in accounts receivable and other receivables ......               372,917              (238,605)
(Increase) decrease in inventories ....................................              (446,666)              232,434
Increase in prepaid expenses ..........................................               (17,617)             (428,604)
Decrease in accounts payable and accrued liabilities ..................              (352,888)              (67,000)
Other, net ............................................................                     -                (8,620)
                                                                                   -----------          ------------
Net cash used by operating activities..................................            (1,951,374)           (1,577,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities ...................................            (8,053,210)          (12,112,837)
Proceeds from sale of marketable securities ...........................             7,994,206            14,265,656
Additions to property and equipment ...................................              (552,412)              (87,678)
Proceeds from sale of property and equipment...........................                     -                37,629
Expenditures for patents and proprietary technology ...................              (119,692)             (114,025)
(Investment in) earnings from affiliated companies.....................               (14,910)                9,760
                                                                                   -----------          -----------
Net cash (used) provided by investing activities.......................              (746,018)            1,998,505

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ................................             2,441,526               371,795
Advances in connection with spin-off ..................................                     -            (2,129,291)
                                                                                   ----------           ------------
Net cash provided (used) by financing activities.......................             2,441,526            (1,757,496)

Net decrease in cash and cash equivalents .............................              (255,866)           (1,336,579)
Cash and cash equivalents at beginning of period ......................             1,164,275             1,934,480
                                                                                   ----------           -----------

Cash and cash equivalents at end of period.............................           $   908,409          $    597,901
                                                                                   ==========           ============

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   THE COMPANY

Epitope, Inc. (Epitope or the Company), is an Oregon corporation incorporated in 1981. Epitope develops, manufactures and markets medical devices and diagnostic products utilizing its proprietary oral fluid technologies for sale to public and private sector customers worldwide. The Company's primary focus is on the detection of HIV antibodies, with emphasis in the U.S. life insurance and global public health markets, and on the use of oral fluid testing for the detection of drugs of abuse and other analytes. Epitope's lead product, the patented OraSure(R) device, is used to collect an oral fluid specimen that is used for diagnostic purposes. Epitope also manufactures and markets HIV-1 Western blot confirmatory test kits used to confirm positive results of initial screening tests for HIV-1 infection.

The interim consolidated financial statements included herein are unaudited; however, in the opinion of the Company, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. Results of operations for the periods ended June 30, 1999 are not necessarily indicative of the results of operations expected for the full fiscal year.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Inventories.  Inventory components are summarized as follows:    JUNE 30,       SEPTEMBER 30,
                                                                  1999             1998
                                                                 (Unaudited)

Raw materials.................................................   $  256,468      $  238,916
Work-in-process ..............................................      531,149         627,503
Finished goods ...............................................      751,626         211,703
Supplies .....................................................            -          14,455
                                                                  ---------       ---------
                                                                 $1,539,243      $1,092,577
                                                                  =========       =========

Net Loss Per Share. Basic loss per share has been computed using the weighted average number of shares of common stock outstanding. Diluted per share income or loss includes the weighted average potential common stock outstanding during the period when the effect is dilutive. Potential common stock consists of the number of shares issuable upon exercise of outstanding warrants and options less the number of shares assumed to have been purchased for the treasury with the proceeds from such exercise. Basic and diluted net loss per share are the same for the comparable periods ended June 30, 1999 and 1998.

Shares of potential common stock that were not included in the calculation of diluted loss per share as they were anti-dilutive are as follows:

                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                 JUNE 30,                     JUNE 30,
                             1999         1998         1999           1998

Number of Shares..........  354,567     372,865      446,762         473,151
                            =======     =======      =======         =======

Statement of Cash Flows. Cash paid for interest approximated interest expense in the quarters ended June 30, 1999 and 1998. No cash was paid for income taxes in fiscal 1999 or 1998. Compensation expense related to the issuance of compensatory equity securities, which also represents non-cash transactions, amounted to $245,518 and $257,893 for the nine months ended June 30, 1999 and 1998, respectively.

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

Comprehensive Income. Effective for fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). The adoption of SFAS No. 130 has no impact on the financial statements for any periods presented as the Company has no items of other comprehensive income.

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

Geographic Areas. The Company's products are sold principally in the United States, Canada, Asia and Latin America. Distribution to Epitope's primary Canadian customer was taken over in 1999 by one of the Company's U.S. insurance laboratory customers, and is no longer shown as a direct sale to Canada.

                                            REVENUES              IDENTIFIABLE ASSETS
FOR THE NINE MONTHS ENDED JUNE 30,    1999        1998           1999            1998

United States..................... $6,740,534  $5,812,643     $10,449,406     $10,357,304
Canada............................      5,500     410,025               -               -
Asia..............................    215,175     195,441               -               -
Latin America.....................      5,703     206,027               -               -
Europe............................     36,340      32,155               -               -
Other.............................      2,000           -               -               -
                                    ---------   ---------      ----------      ----------
                                   $7,005,252  $6,476,291     $10,449,406     $10,357,304
                                    =========   =========      ==========      ==========

Customer Concentration. In the third quarter of fiscal 1999, four customers accounted for over 72 percent of product revenues as compared to 54 percent for the same quarter of fiscal 1998, primarily due to the rebound in sales to the life insurance market this quarter. The Company believes that its relationship with each of these customers is strong and believes that they will continue to purchase comparable volumes of the Company's products. There can be no assurance, however, that sales to these customers will not decrease or that these customers will not choose to replace the Company's products with those of competitors. The loss of any of these customers, or a significant decrease in the volume of products purchased by them, would have a material adverse effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could be quite different from those expressed or implied by the forward-looking statements. Statements in this Form 10-Q about future sales levels or other future events or performance are forward-looking statements. Factors that could affect results include the extent of future use of oral fluid testing and OraSure(R) in the insurance industry or in other key U.S. and international markets; loss or impairment of sources of capital; ability of the Company to develop product distribution channels; the ability of the Company to develop new products; development of competing products; changes in federal or state law or regulations; uncertainties related to suppliers' and customers' ability to achieve year 2000 compliance; and loss of key personnel. These and other factors are discussed more fully in the Company's Annual Report on Form 10-K in Items 1 and 7 and under "Year 2000 Readiness" below. Although forward-looking statements help to provide complete information about the Company, readers should keep in mind that forward-looking statements are much less reliable than historical information. Readers are cautioned not to place undue reliance on the forward-looking statements.

RESULTS OF OPERATIONS

The table below shows the amount (in thousands) and percentage of Epitope's total revenue contributed by each of its principal products and by grants and contracts.

THREE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)                        1999                  1998
                                                                      DOLLARS   PERCENT    DOLLARS  PERCENT
Product Sales
Oral specimen collection devices..........................           $2,196       82%     $2,133       77%
Western blot HIV confirmatory tests.......................              479       18         602       22
Other product sales.......................................               13        -          47        1
                                                                     ------      ---       -----      ---
                                                                      2,688      100%      2,782      100%
Grants and contracts......................................                -        -           1        -
                                                                     ------      ---       -----      ---
                                                                     $2,688      100%     $2,783      100%
                                                                      =====      ===       =====      ===

NINE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)                         1999                  1998
                                                                      DOLLARS   PERCENT    DOLLARS  PERCENT
Product sales
   Oral specimen collection device........................           $5,201       74%     $4,789       74%
   Western blot HIV confirmatory test.....................            1,644       24       1,542       24
   Other product sales....................................              160        2         145        2
                                                                      -----      ---      ------      ---
                                                                      7,005      100       6,476      100
Grants and contracts......................................                -        -          13        -
                                                                      -----      ---       -----      ---
                                                                     $7,005      100%     $6,489      100%
                                                                      =====      ===       =====      ===

Revenues. Total product sales decreased by $94,000 or 3 percent in the current quarter as compared to the third quarter of fiscal 1998, and increased by $529,000 or 8 percent in the comparable nine-month period. The 1999 third quarter decrease was primarily a result of the timing of orders for the Western blot HIV confirmatory test.

OraSure device and Other product sales into public health markets in the quarter ended June 30, 1999 totaled $672,000 or 25 percent of product sales as compared to $930,000 or 33 percent in the same period of fiscal 1998, and $1.68 million or 24 percent of product sales as compared to $1.74 million or 27 percent in the comparable nine-month periods. Sales into life insurance testing markets in the third quarter of fiscal 1999 were $1,510,000 or 56 percent of total product sales for the period as compared to $966,000 or 35 percent in the third quarter of fiscal 1998, and $3.4 million or 49 percent of product sales as compared to $2.7 million or 42 percent in the comparable nine-month periods. Sales into international markets in the current quarter were $28,000 or 1 percent of product sales as compared to $227,000 or 8 percent of product sales in the same quarter of fiscal 1998, and $259,000 or 4 percent of product sales as compared to $312,000 or 5 percent in the comparable nine-month periods. See Note 3 to the Consolidated Financial Statements.

Sales of the Company's Western blot HIV confirmatory test decreased by $123,000 or 24 percent in the current quarter as compared to the third quarter of fiscal 1998, and increased by $101,000 or 7 percent in the comparable nine-month period.

Fourth quarter sales are anticipated to increase over the same quarter in fiscal year 1998 based on the timing of anticipated shipments to certain international customers. Expectations for future sales are based primarily on forecasts provided to the Company by individual customers rather than firm orders, as many of the customers in the public health and international markets do not have contractual purchasing arrangements with the Company.

The Company has not received grant or contract revenue since the first quarter of fiscal 1999. Grant applications for additional research funding continue to be pursued.

Gross Margin on product sales was 60 percent in the third quarter of fiscal 1999 compared to 67 percent in the comparable period of fiscal 1998, and 63 percent and 61 percent, respectively in the comparable nine-month periods. The decline in gross margin for the current quarter is due to a change in production volumes and product mix as the Company reduced production levels of OraSure during the quarter.

Research and Development Expenses. Research and development expenses increased by $278,000 or 36 percent in the current quarter as compared to last year's third quarter, and by $731,000 or 35 percent in the comparable nine-month period. This increase was primarily related to the investment in the development and pilot production of the new OraQuick(R) rapid assay device. R&D expenses for the fourth quarter of fiscal 1999 are anticipated to be higher than the 1998 level. If and when funding for additional R&D projects can be obtained from potential new partners or from research grants, R&D spending may also increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of fiscal 1999 decreased by $25,000 or 2 percent as compared to last year's third quarter, and increased by $1,000 or 0.2 percent in the comparable nine-month period. The decrease in the third quarter of fiscal 1999 was primarily a result of continued expense control.

Year 2000 Readiness. The Company has completed nearly all of its planned systems upgrades and replacements (as part of a regular ongoing upgrade program) during the first nine months of fiscal 1999. Upgrades and replacement systems have all been certified Year 2000 (Y2K) compliant. Responses to inquiries or other sources of information regarding Y2K compliance have been received from substantially all vendors, suppliers, and customers, the interruption of whose businesses would have a material effect on the Company. Development of a detailed, systematic contingency plan is expected to be completed by September 30, 1999. The Company has not incurred any material costs to date and does not anticipate incurring any material costs to resolve issues relating to the Y2K problem internally. Such costs will be funded by available cash and cash equivalents.

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

LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                              6/30/99               9/30/98
Cash and cash equivalents..............   $     908             $   1,164
Marketable securities..................       4,514                 4,455
Working capital........................       6,901                 6,510

Net cash used in operating activities decreased by $621,000 or 182 percent in the current quarter as compared to the third quarter of fiscal 1998, and by $374,000 or 24 percent in the comparable nine-month period. The total of cash and cash equivalents plus marketable securities decreased by $197,000 since September 30, 1998. During the quarter spending increased for manufacturing process improvements to increase capacity for current products and for continued development of the new OraQuick(R) device.

Proceeds from the sale of marketable securities represented the primary sources of funds for meeting the Company's requirements for operations, working capital and business expansion in the current quarter. The Company also received $190,000 during the quarter and $2,360,000 during the nine-month period from the issuance of common stock pursuant to option exercises and under the employee stock purchase plan.

The Company anticipates that it will continue to need funds to support ongoing research and development projects, to provide additional manufacturing capacity, and to increase working capital to support growth. The Company believes that its operating liquidity requirements for the foreseeable future can be met by existing resources. The Company may also receive funds through the exercise of outstanding stock options and warrants as well as research grants. However, there are no assurances that additional funding from these sources will be available.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold material amounts of derivative financial  instruments,
other  financial   instruments,   or  derivative  commodity   instruments,   and
accordingly has no material market risk to report under this item.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

A&W Settlement. On May 7, 1999, the Company entered into a settlement agreement with Andrew and Williamson Sales, Co. (A&W) regarding the action filed by the Company against A&W in Oregon state court (Multnomah County Circuit Court Civ. No. 9810-07537) for breaching the 1997 settlement agreement between the companies. Under the settlement agreement, A&W agreed to reimburse most of the Company's costs of bringing the Oregon action and of defending an action brought by A&W against former Company officers, which has been dismissed. A&W has paid the amount required by the settlement agreement and the Company has obtained dismissal of its action against A&W. Information about the proceedings was previously reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended December 31, 1998 and March 31, 1999.

ITEM 5.  OTHER INFORMATION

On May 13, 1999 Epitope announced that its OraSure oral specimen collection device will be used for drugs-of-abuse testing under an agreement recently signed by STC Technologies, Inc. and LabOne, Inc. (Nasdaq: LABS). STC has contracted with LabOne to provide oral fluid analysis for STC's Intercept(TM) Drugs of Abuse product line in the North American worksite testing market for the NIDA 5 panel (THC, Opiates, Cocaine, PCP and Amphetamines/Methamphetamines). Drug testing is being used in many companies because maintaining a drug-free work environment can significantly improve safety and productivity, while reducing absenteeism and theft. Currently, the most common means to test for substance abuse involves collecting urine or blood samples, both of which can be considered invasive or inconvenient. The availability of the Intercept Drugs of Abuse oral fluid test is intended to allow administrators to test for impairment on demand, eliminate scheduling costs, and streamline the testing process. It is intended to also allow for illicit drug use testing to be performed using oral fluid rather than blood or urine. Pilot programs in key markets are expected to begin in the fourth quarter, with a broad market launch planned for the first quarter of calendar year 2000.


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



                              EPITOPE, INC.



August 12, 1999               /S/ CHARLES E. BERGERON
--------------------          -------------------------
Date                          Charles E. Bergeron
                              Chief Financial Officer
                              (Principal Financial Officer)

August 12, 1999               /S/ THEODORE R. GWIN
--------------------          -------------------------
Date                          Theodore R. Gwin
                              Controller
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

27.      Financial Data Schedule