Form 10-Q
period 1999-12-31
EPITOPE INC/OR/
filed 2000-02-11
CIK 801555

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

                  FOR THE FIRST QUARTER ENDED DECEMBER 31, 1999



                         COMMISSION FILE NUMBER 1-10492


                                  EPITOPE, INC.



               Incorporated in                       IRS Employer
             the State of Oregon             Identification No. 93-0779127




                             8505 SW Creekside Place
                          Beaverton, Oregon 97008-7108

                                 (503) 641-6115









     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock, no par value, outstanding as of December 31, 1999: 14,261,887

===============================================================================

                          PART I. FINANCIAL INFORMATION

                                                                                       PAGE NO.
                                                                                       --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets at December 31, 1999 (unaudited)
         and September 30, 1999.................................................           2
     Condensed Consolidated Statements of Operations (unaudited)
         for the three months ended December 31, 1999 and 1998..................           3
     Condensed Consolidated Statements of Changes in Shareholders' Equity
         (unaudited) for the three months ended December 31, 1999...............           4
     Condensed Consolidated Statements of Cash Flows(unaudited)
         for the three months ended December 31, 1999 and 1998..................           5

     Notes to Condensed Consolidated Financial Statements (unaudited)...........           6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS .................................................           8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............           9


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS......................................................          10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................          10

EPITOPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   12/31/99                 9/30/99
                                                                                  (Unaudited)
ASSETS
Current assets
Cash and cash equivalents..............................................         $     795,169        $    1,075,898
Marketable securities..................................................             4,124,346             4,532,594
Trade accounts receivable, net ........................................             1,377,466             1,489,884
Other receivables......................................................                92,186                73,356
Inventories (Note 2) ..................................................             1,463,997             1,504,050
Prepaid expenses.......................................................               421,909               329,958
                                                                                -------------        --------------
                                                                                    8,275,073             9,005,740

Property and equipment, net............................................             1,183,418             1,030,595
Patents and proprietary technology, net ...............................               449,403               487,085
Other assets and deposits..............................................               162,008               170,895
                                                                                -------------        --------------
                                                                                $  10,069,902        $   10,694,315



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable.......................................................         $     329,116        $      474,713
Salaries, benefits and other accrued liabilities.......................             1,518,135             1,643,573
                                                                                -------------        --------------
                                                                                    1,847,251             2,118,286

Commitments and contingencies..........................................                    -                     -

Shareholders' equity (Note 4)
Contributed capital....................................................           114,987,278           114,827,231
Accumulated deficit....................................................          (106,764,627)         (106,251,202)
                                                                                -------------        --------------
                                                                                    8,222,651             8,576,029

                                                                                $  10,069,902        $   10,694,315



EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31                                                       1999                  1998

Revenues
Product sales..........................................................         $   2,584,756        $    2,244,410
Grants and contracts...................................................                42,270                    59
                                                                                -------------        --------------
                                                                                    2,627,026             2,244,469
Costs and expenses (Note 2)
Product costs..........................................................             1,021,065               829,446
Operations.............................................................               425,658               373,204
Research and development costs.........................................               537,221               537,855
Selling, general and administrative expenses...........................             1,221,082             1,262,914
                                                                                -------------        --------------
                                                                                    3,205,026             3,003,419

Loss from operations ..................................................              (578,000)             (758,950)

Other income (expense), net
Interest income........................................................                67,860                65,235
Interest expense.......................................................                   (97)                 (342)
Other, net.............................................................                (3,188)               (5,921)
                                                                                -------------        --------------
                                                                                       64,575                58,972

Net loss...............................................................              (513,425)       $     (699,978)

Basic and diluted net loss per share...................................         $      (0.04)        $       (0.05)

Weighted average number of shares outstanding .........................            14,246,975            13,594,798

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
   SHAREHOLDERS' EQUITY

                                                          COMMON STOCK                 ACCUMULATED
                                                     SHARES           DOLLARS             DEFICIT          TOTAL

BALANCES AT SEPTEMBER 30, 1999.................     14,245,097      $114,827,231      $(106,251,202)   $ 8,576,029

Common stock issued upon
  exercise of options..........................         12,846            58,250                  -         58,250
Common stock issued as
  matching savings plan contributions.......             2,691            17,492                  -         17,492
Common stock issued under Employee
  Stock Purchase Plan..........................          1,253             4,197                  -          4,197
Compensation expense for
  stock option grants..........................              -            80,108                  -         80,108
Net loss for the year..........................              -                 -           (513,425)      (513,425)
                                                    ----------      ------------      -------------    -----------

BALANCES AT DECEMBER 31, 1999 (UNAUDITED)......     14,261,887    $  114,987,278      $(106,764,627)   $ 8,222,651

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31                                                        1999                     1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...............................................................           $  (513,425)          $  (699,978)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization..........................................               162,779               151,546
Loss on disposition of assets..........................................                     -                 5,927
Decrease in accounts receivable and other receivables..................                93,588               400,699
Decrease (increase) in inventories.....................................                40,053              (292,134)
(Increase) decrease in prepaid expenses................................               (91,951)               45,599
Decrease in accounts payable and accrued liabilities ..................              (271,035)             (271,004)
Compensation expense for stock option grants and
   deferred salary increases...........................................                80,108                77,242
Other, net ............................................................                41,070                24,860
                                                                                  -----------           -----------

Net cash used in operating activities..................................              (458,813)             (557,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities....................................              (959,979)           (1,499,587)
Proceeds from sale of marketable securities............................             1,368,227             1,459,329
Additions to property and equipment....................................              (259,898)             (154,979)
Expenditures for patents and proprietary technology....................               (18,024)              (51,131)
Investment in affiliated companies.....................................               (32,181)               (7,897)
                                                                                  -----------           -----------

Net cash provided by (used in) investing activities....................                98,145              (254,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock.................................                79,939               184,873
                                                                                  -----------           -----------
Net cash provided by (used in) financing activities....................                79,939               184,873

Net decrease in cash and cash equivalents..............................              (280,729)             (626,635)
 Cash and cash equivalents at beginning of period......................             1,075,898             1,164,275
                                                                                  -----------           -----------

Cash and cash equivalents at end of period.............................           $   795,169           $   537,640

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1      THE COMPANY

Epitope, Inc. (Epitope or the Company) develops, manufactures and markets oral specimen collection devices and diagnostic products using its proprietary oral fluid technologies. These products are sold to public and private-sector clients in the United States and certain foreign countries. The Company's primary focus is on the detection of antibodies to the Human Immunodeficiency Virus (HIV), the cause of Acquired Immune Deficiency Syndrome (AIDS). The Company's technology is also being used to test for drugs-of-abuse and other analytes. Commercial distribution of the Company's oral specimen collection device as part of a test for the five major drugs-of-abuse was launched on February 2, 2000.

The interim condensed consolidated financial statements included herein are unaudited; however, in the opinion of the Company's management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. Results of operations for the period ended December 31, 1999 are not necessarily indicative of the results of operations expected for the full fiscal year.


NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements include the accounts of the Company and its joint venture subsidiary. All significant intercompany balances and transactions have been eliminated.

Inventories.  Inventory components are summarized as follows:          12/31/99        9/30/99
                                                                     (Unaudited)

Raw materials...................................                     $   329,790    $   360,806
Work-in-process ................................                         403,983        441,952
Finished goods .................................                         730,224        701,292
                                                                     -----------    -----------
                                                                     $ 1,463,997    $ 1,504,050

Net Loss Per Share. Basic and diluted loss per share has been computed using the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock consists of the number of shares issuable upon exercise of outstanding warrants, and options less the number of shares assumed to have been purchased for the treasury with the proceeds from such exercise. Potential common stock is excluded from the computation if its effect is anti-dilutive. Basic and diluted net income (loss) per share are the same for the three months ended December 31, 1999 and 1998. On December 31, 1999 and 1998 the weighted average shares outstanding were 14,246,975 and 13,594,798, respectively. Shares of potential common stock on December 31, 1999 and 1998, respectively of 5,967,735 and 6,385,245 were not included in the calculation of diluted loss per share as the effect would have been anti-dilutive.

Statement of Cash Flows. Cash paid for interest approximated interest expense in the quarters ended December 31, 1999 and 1998. No cash was paid for income taxes in fiscal 1999 or 1998. Compensation expense related to the issuance of compensatory equity securities, which also represent non-cash transactions, amounted to $80,108 and $77,242 in the first quarter of fiscal 1999 and 1998, respectively.

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

Reclassifications. Certain reclassifications have been made to prior years' data to conform with the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity. Regulatory affairs, quality assurance, materials management and purchasing were reclassified as Operations. In the first quarter of fiscal 1999 these departments were included in either Research and Development or Selling, general and administrative expenses. Management believes these reclassifications provide a more meaningful presentation.

NOTE 3      SEGMENT AND GEOGRAPHIC AREA INFORMATION

The following disclosures are required by the Statement of Financial Accounting Standards No. 131, "Segment Disclosures and Related Information" (SFAS 131):

The Company's products are all included in the medical products industry segment. See Note 1 for a description of the Company's business. The Company's products are sold principally in the United States, Canada, Asia and Latin America. Operating loss represents revenues less product costs and operating expenses. No operating income or loss is reflected for geographic areas other than the United States as all revenues for other geographic areas are exports from the United States. Most sales to Canada are for the life insurance market and have been made through U.S. laboratories since third quarter 1998.

IN THOUSANDS

FOR THE THREE MONTHS ENDED                                 REVENUES         OPERATING LOSS       IDENTIFIABLE ASSETS
 DECEMBER 31,                                            1999    1998         1999    1998         1999     1998
 GEOGRAPHIC AREA
   United States.....................................    2,444    2,142      $(578)    $(759)     $9,648   $11,161
   Canada............................................        7        -          -         -           -         -
   Asia..............................................      133       97          -         -           -         -
   Latin America.....................................        -        3          -         -           -         -
   Europe............................................        1        -          -         -           -         -
   Other.............................................        -        2          -         -           -         -
                                                        ------   ------      -----     -----      ------   -------
                                                        $2,585   $2,244      $(578)    $(759)     $9,648   $11,161

Customer Concentration. In the first quarter of fiscal 2000 four customers accounted for 52 percent of product revenues as compared to 69 percent for the same quarter of fiscal 1999. The Company believes that its relationship with each of these customers is strong and believes that they will purchase comparable or increasing volumes of the Company's products for the foreseeable future. There can be no assurance, however, that sales to these customers will not decrease or that these customers will not choose to replace the Company's products with those of competitors. The loss of any of these customers or a significant decrease in the volume of products purchased by them would have a material adverse effect on the Company.

NOTE 4  SUBSEQUENT EVENTS

Stock option exercises. Between December 31, 1999 and February 8, 2000 the Company received nearly $2.6 million in cash from the exercise of warrants and options to purchase 553,568 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could be quite different from those expressed or implied by the forward-looking statements. Factors that could affect results include: loss of key personnel; failure to comply with regulations of the FDA or other regulatory agencies; obstacles to international marketing of the Company's products; loss or impairment of sources of capital; ability of the Company to develop product distribution channels; ability of the Company to develop new products; development of competing products; market acceptance of oral testing products; and changes in federal or state law or regulations. These factors are discussed more fully under "Forward-Looking Statements; Risk Factors" in Item 1 and elsewhere in the Company's Annual Report on Form 10-K. Although forward-looking statements help to provide complete information about the Company, readers should keep in mind that forward-looking statements are much less reliable than historical information. Readers are cautioned not to place undue reliance on the forward-looking statements.

RESULTS OF OPERATIONS

The table below shows the amount (in thousands) and percentage of Epitope's total revenue contributed by each of its principal products and by grants and contracts.

THREE MONTHS ENDED DECEMBER 31                          1999           1998
Product Sales
  Oral specimen collection devices.............    $2,130   81%   $1,519   68%
  Western blot HIV confirmatory tests..........       400   15       666   30
  Other product sales..........................        55    2        59    2
                                                   ------  ---    ------  ---
                                                    2,585   98%    2,244  100%
Grants and contracts...........................        42    2         -     -
                                                   ------  ---    ------  ---
                                                   $2,627  100%   $2,244  100%

Revenues. Total product sales increased by $341,000 or 15 percent in the current quarter as compared to the first quarter of fiscal 1999. This increase was primarily a result of expanded sales volume of Epitope's lead product, the OraSure oral specimen collection device, which increased by $611,000 or 40 percent in the current quarter as compared to the first quarter of fiscal 1999. Total product sales revenues decreased from the fourth quarter of fiscal 1999 by $483,000 or 15 percent primarily as a result of the seasonality of the life insurance testing market and reduced sales of the Western blot HIV confirmatory tests to Organon Teknika.

OraSure device and other product sales into the public health markets in the quarter ended December 31, 1999 totaled $965,000 or 37 percent of product sales as compared to $572,000 or 25 percent in the same period of fiscal 1999. The life insurance testing market in the first quarter of fiscal 2000 contributed $1,079,000 or 42 percent of total product sales for the period as compared to $902,000 or 40 percent in the first quarter of fiscal 1999. Sales into international markets in the current quarter were $141,000 or 5 percent of product sales as compared to $102,000 or 4 percent of product sales in the same quarter of fiscal 1999.

Sales of the Company's Western blot HIV confirmatory tests decreased by $266,000 or 40 percent in the current quarter as compared to the first quarter of fiscal 1999. With reduced sales of Western blot HIV confirmatory tests to Organon Teknika, and OraSure sales to a broader customer base, the total sales to the Company's top 4 customers decreased to 52% of total sales in the first quarter of fiscal 2000. (see Note 3 to the Consolidated Financial Statements in Item 1.)

Fiscal year sales are anticipated to rise in 2000, compared to fiscal year 1999. However, sales may be affected by economic factors and seasonality of certain market segments. Expectations for future sales are based primarily on forecasts provided to the Company by individual customers rather than firm orders, as many of the customers in the public health and international markets do not have contractual arrangements with the Company.

Grant and contract revenues increased by $42,000 or approximately 100 percent in the current quarter as compared to the first quarter of fiscal 1999 due to funding from the grant provided by the National Institute for Health (NIH) for the development of a syphilis test.

Gross Margin. Gross margin on product sales was 61 percent in the first quarter of fiscal 2000 compared to 63 percent in the comparable period of fiscal 1999. The decline in gross margin is attributable to decreases in sales and production volumes of the Western blot HIV confirmatory tests.

Operations. Operation expenses increased by $52,000 or 14 percent in the current quarter as compared to last year's first quarter due primarily to costs associated with efforts to achieve compliance with FDA Quality System Regulations and process improvements.

Research and Development Expenses. Research and development expenses were approximately the same as last year's first quarter. R&D expenses for fiscal year 2000 are expected to exceed the 1999 level as spending for the syphilis test and clinical trials for OraQuick are planned although some of this increased expense will be offset by grant funding.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of fiscal 1999 decreased by $42,000 or 3 percent as compared to last year's first quarter. The decrease was primarily a result of decreased compensation costs related to the departure of the Company's former chief executive officer and is not expected to continue.

LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                          12/31/99        9/30/99
Cash and cash equivalents.......................        $   795         $ 1,076
Marketable securities...........................          4,124           4,533
Working capital.................................          6,428           6,887

Net cash flows used in operating activities decreased by $98,000 compared to the same quarter in fiscal 1999. The total of cash and cash equivalents plus marketable securities decreased by $689,000 during the quarter due primarily to the need to fund operating activities and timing of the collection of accounts receivable. Collections of accounts receivable due at December 31, 1999 and received in the first two weeks of January 2000 amounted to over $600,000.

Proceeds from current assets, primarily the collection of accounts receivable, represented the primary sources of funds for meeting the Company's requirements for operations, working capital and business expansion in the current quarter. In addition, the Company received proceeds of $58,000 from the exercise of options to purchase common stock in the quarter. Subsequent to December 31, 1999, the Company received nearly $2.6 million in cash from the exercise of warrants and options to purchase 553,568 shares of common stock.

The Company anticipates that it will continue to need funds to support ongoing research and development projects, to provide additional manufacturing capacity, and to increase working capital to support growth. The Company believes that its operating liquidity requirements for the foreseeable future can be met by existing resources, including marketable securities and cash generated by operations. The Company may also receive funds through the exercise of additional stock options and warrants as well as research grants; however, there can be no assurances that funding from these sources will be available.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold material amounts of derivative financial  instruments,
other  financial   instruments,   or  derivative  commodity   instruments,   and
accordingly has no material market risk to report under this item.

PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 5.     OTHER INFORMATION

In January 2000, Epitope announced the appointment of Robert D. Thompson, 38, as the Company's president and chief executive officer. Prior to joining the Company, Mr. Thompson was chief operating officer and chief financial officer at LabOne, Inc. (Nasdaq NM: LABS), a $102 million, Kansas City, Mo.-based insurance testing laboratory. Mr. Thompson originally joined LabOne as chief financial officer, treasurer, and executive vice president, finance, in 1993. He added the title of chief operating officer in 1996. LabOne is one of the pioneers in the use of Epitope's OraSure(R) device for HIV testing in the insurance market and supplies HIV testing services to support Epitope's public health market. Before joining LabOne, Mr. Thompson served as chief financial officer of Metwest, Inc., a Dallas-based clinical laboratory, and worked for seven years as an international business consultant. Mr. Thompson received an MBA degree from Harvard Graduate School of Business Administration and a BS degree in Economics from the Wharton School of Business at the University of Pennsylvania.

In December 1999, Frank G. Hausmann, 42, was appointed to the Company's Board of Directors. Mr. Hausmann is President and Chief Executive Officer of CenterSpan Communications Corporation (Nasdaq NM: CSCC), a Hillsboro, Oregon-based developer and marketer of Internet voice and text messaging software solutions. He joined CenterSpan in July 1998 as chief financial officer and was appointed president and CEO in October 1998.

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



                                          EPITOPE, INC.



February 10, 2000                         /S/CHARLES E. BERGERON
------------------------------------      --------------------------------
Date                                      Charles E. Bergeron
                                          Chief Financial Officer
                                          (Principal Financial Officer)


February 10, 2000                         /S/THEODORE R. GWIN
------------------------------------      --------------------------------
Date                                      Theodore R. Gwin
                                          Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


27.  Financial Data Schedule


12