Form 10-Q
period 2000-03-31
EPITOPE INC/OR/
filed 2000-05-10
CIK 801555

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              ---------------------


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2000
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ---- to -----.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, no par value, outstanding as of March 31, 2000: 15,964,919

                          PART I. FINANCIAL INFORMATION

                                                                                                         PAGE NO.
                                                                                                         --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited)
         and September 30, 1999.........................................................                     2
     Condensed Consolidated Statements of Operations (unaudited) for the
         three months and six months ended March 31, 2000 and 1999......................                     3
     Condensed Consolidated Statements of Changes in Shareholders' Equity
         (unaudited) for the three months and six months ended March 31, 2000...........                     4
     Condensed Consolidated Statements of Cash Flows (unaudited) for the six
         months ended March 31, 2000 and 1999...........................................                     5

     Notes to Condensed Consolidated Financial Statements (unaudited)...................                     6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS .........................................................                     9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................                    11


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS..............................................................                    12

ITEM 5.  OTHER INFORMATION..............................................................                    12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................                    12

EPITOPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31, 2000            SEPTEMBER 30, 1999
                                                                           (Unaudited)
ASSETS

Current assets
Cash and cash equivalents...........................                   $     7,460,328               $    1,075,898
Marketable securities...............................                         3,977,407                    4,532,594
Trade accounts receivable, net .....................                         1,536,217                    1,489,884
Other receivables...................................                           620,122                       73,356
Inventories (Note 2) ...............................                         1,316,003                    1,504,050
Prepaid expenses....................................                           411,558                      329,958
                                                                       ---------------               --------------
                                                                            15,321,635                    9,005,740

Property and equipment, net.........................                         1,233,131                    1,030,595
Patents and proprietary technology, net ............                           402,520                      487,085
Other assets and deposits...........................                           172,102                      170,895
                                                                       ---------------               --------------

                                                                       $    17,129,388               $   10,694,315



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable....................................                   $       313,953               $      474,713
Salaries, benefits and other accrued liabilities....                         1,167,038                    1,643,573
                                                                       ---------------               --------------
                                                                             1,480,991                    2,118,286

Commitments and contingencies.......................                                 -                            -

Shareholders' equity (Notes 2 and 4)
Contributed capital.................................                       123,322,488                  114,827,231
Accumulated deficit.................................                      (107,674,091)                (106,251,202)
                                                                       ---------------               --------------
                                                                            15,648,397                    8,576,029

                                                                       $    17,129,388               $   10,694,315

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             MARCH 31                          MARCH 31
                                                       2000          1999                2000           1999
Revenues
Product sales ..............................        $  3,044,586   $   2,072,919      $  5,629,342   $   4,317,329
Grants and contracts .......................              32,247               -            74,517              59
                                                    ------------   -------------      ------------   -------------

                                                       3,076,833       2,072,919         5,703,859       4,317,388

Costs and expenses
Product costs ..............................           1,215,149         682,875         2,236,214       1,512,321
Operations..................................             390,093         453,996           815,751         827,200
Research and development costs .............             771,867         594,903         1,309,088       1,132,758
Selling, general and administrative expenses           1,715,702       1,244,568         2,936,784       2,507,482
                                                    ------------   -------------      ------------   -------------

                                                       4,092,811       2,976,342         7,297,837       5,979,761

Loss from operations .......................          (1,015,978)       (903,423)       (1,593,978)     (1,662,373)

Other income (expense), net
Interest income.............................             107,544          75,281           175,404         140,516
Interest expense............................                (143)           (190)             (240)           (532)
Other, net..................................                (887)         (4,670)           (4,075)        (10,591)
                                                    ------------   -------------      ------------   -------------
                                                         106,514          70,421           171,089         129,393

Net loss....................................        $   (909,464)  $    (833,002)     $ (1,422,889)  $  (1,532,980)

Basic and diluted net loss per share........        $      (0.06)  $      (0.06)      $      (0.10)  $      (0.11)


Weighted average number of shares outstanding         15,067,881      14,008,013        14,655,199      13,799,135

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
   SHAREHOLDERS' EQUITY

                                                          COMMON STOCK                 ACCUMULATED
                                                     SHARES           DOLLARS             DEFICIT          TOTAL

BALANCES AT SEPTEMBER 30, 1999.................     14,245,097    $  114,827,231    $(106,251,202)   $    8,576,029
Common stock issued upon
  exercise of options..........................         12,846            58,250                -            58,250
Common stock issued as
  matching savings plan contributions.......             2,691            17,492                -            17,492
Common stock issued under Employee
  Stock Purchase Plan..........................          1,253             4,197                -             4,197
Compensation expense for
  stock option grants..........................              -            80,108                -            80,108
Net loss for the quarter.......................              -                 -         (513,425)         (513,425)
                                                    ----------    --------------    -------------    --------------
BALANCES AT DECEMBER 31, 1999 (UNAUDITED)......     14,261,887    $  114,987,278    $(106,764,627)   $    8,222,651

Common stock issued upon
  exercise of options..........................      1,143,944         5,071,383                -         5,071,383
Common stock issued upon
  exercise of warrants......................           551,700         3,262,202                -         3,262,202
Common stock issued as
  matching savings plan contributions.......             2,193            20,559                -            20,559
Common stock issued under Employee
  Stock Purchase Plan..........................          5,195            24,838                -            24,838
Compensation expense for
  stock option grants..........................              -            28,373                             28,373
Expenses related to equity issuance............              -           (72,145)               -           (72,145)
Net loss for the quarter.......................              -                 -         (909,464)         (909,464)
                                                    ----------    --------------    -------------    --------------
BALANCES AT MARCH 31, 2000 (UNAUDITED).........     15,964,919    $  123,322,488    $(107,674,091)   $   15,648,397

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED MARCH 31                                                             2000                   1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                         $ (1,422,889)         $ (1,532,980)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................               309,613               311,553
Loss on disposition of assets..........................................                    40                10,590
(Increase) decrease in accounts receivable and other receivables ......              (593,099)              494,261
Decrease (increase) in inventories ....................................               188,047              (623,969)
(Increase) decrease in prepaid expenses ...............................               (81,600)               17,377
Decrease in accounts payable and accrued liabilities ..................              (637,295)             (547,978)
Common stock issued as compensation for services.......................                     -                41,685
Compensation expense for stock option grants and
   deferred salary increases ..........................................               108,481               157,312
Other, net ............................................................                41,070                     -
                                                                                 ------------          ------------
Net cash used by operating activities..................................            (2,087,632)           (1,672,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities ...................................            (6,110,187)           (3,971,291)
Proceeds from sale of marketable securities ...........................             6,665,373             3,269,206
Additions to property and equipment ...................................              (401,951)             (325,971)
Expenditures for patents and proprietary technology ...................               (25,673)              (99,488)
Investment in affiliated companies.....................................               (42,276)              (18,059)
                                                                                 ------------          ------------
Net cash provided (used) by investing activities.......................                85,286            (1,145,603)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ................................             8,386,776             2,178,788
                                                                                 ------------          ------------
Net cash provided by financing activities..............................             8,386,776             2,178,788

Net increase (decrease) in cash and cash equivalents ..................             6,384,430              (638,964)
Cash and cash equivalents at beginning of period ......................             1,075,898             1,164,275
                                                                                 ------------          ------------
Cash and cash equivalents at end of period                                       $  7,460,328       $       525,311

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

The interim condensed consolidated financial statements included herein are unaudited; however, in the opinion of the Company's management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. Results of operations for the period ended March 31, 2000 are not necessarily indicative of the results of operations expected for the full fiscal year.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements include the accounts of the Company and its joint venture subsidiary. All significant intercompany balances and transactions have been eliminated.

Inventories.  Inventory components are summarized as follows:                    03/31/00               9/30/99
                                                                                (Unaudited)

Raw materials.........................................................       $    298,268          $    360,806
Work-in-process.......................................................            512,734               441,952
Finished goods .......................................................            505,001               701,292
                                                                             ------------             ---------
                                                                             $  1,316,003          $  1,504,050

Net Loss Per Share. Basic and diluted loss per share has been computed using the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock consists of the number of shares issuable upon exercise of outstanding warrants and options less the number of shares assumed to have been purchased for the treasury with the proceeds from such exercise. Potential common stock is excluded from the computation if its effect is anti-dilutive. Basic and diluted net income (loss) per share are the same for the comparable three month and six month periods ended March 31, 2000 and 1999. Shares of potential common stock that were not included in the calculation of diluted loss per share as they were anti-dilutive are as follows:

                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                     3/31/00           3/31/99           3/31/00          3/31/99

       Number of Shares..........  1,716,250           873,662         1,232,802          496,296

Exercise of Options and Warrants. During the quarter ended March 31, 2000, 1,143,944 shares of common stock were issued for the exercise of employee stock options, and 551,700 shares of common stock were issued for the exercise of warrants. Proceeds from the exercise of options and warrants were $5,071,383 and $3,262,202, respectively. Equity issuance costs of $72,145 for commissions related to the exercise of common stock warrants were deducted from the proceeds. Payroll taxes related to the exercise of employee stock options during the quarter, charged to general and administrative expenses, were $259,602. See
Note 4 regarding subsequent exercises.

Statement of Cash Flows. Cash paid for interest approximated interest expense in the quarters ended March 31, 2000 and 1999. No cash was paid for income taxes in fiscal 2000 or 1999. Compensation expense related to the issuance of compensatory equity securities, which also represent non-cash transactions, amounted to $108,481 and $157,312 in the first six months of fiscal 2000 and 1999, respectively.

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

Reclassifications. Certain reclassifications have been made to prior years' data to conform with the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity. Regulatory affairs, quality assurance, materials management and purchasing were reclassified as Operations. In the comparable periods of fiscal 1999 these departments were included in either Research and development costs or Selling, general and administrative expenses. Management believes these reclassifications provide a more meaningful presentation.


NOTE 3   SEGMENT AND GEOGRAPHIC AREA INFORMATION

The following disclosures are required by Statement of Financial Accounting Standards No. 131, "Segment Disclosures and Related Information" (SFAS 131):

The Company's products are all included in the medical products industry segment. See Note 1 for a description of the Company's business. The Company's products are sold principally in the United States and Asia. Operating loss represents revenues less product costs and operating expenses. No operating income or loss is reflected for geographic areas other than the United States as all revenues for other geographic areas are exports from the United States.

IN THOUSANDS

FOR THE SIX MONTHS ENDED                                   REVENUES         OPERATING LOSS       IDENTIFIABLE ASSETS
 MARCH 31,                                               2000    1999         2000    1999         2000     1999
 GEOGRAPHIC AREA
   United States.....................................   $5,381   $4,087    $(1,423)  $(1,533)    $17,129   $10,694
   Canada............................................        7        2          -         -           -         -
   Asia..............................................      237      194          -         -           -         -
   Latin America.....................................        -        4          -         -           -         -
   Europe............................................        3       28          -         -           -         -
   Other.............................................        1        2          -         -           -         -
                                                        ------   ------    -------   -------     -------   -------
                                                        $5,629   $4,317    $(1,423)  $(1,533)    $17,129   $10,694

Customer Concentration. In the second quarter of fiscal 2000 four customers accounted for 66 percent of product revenues as compared to 71 percent for the same quarter of fiscal 1999. For the six month periods ended March 31, 2000 and 1999 the same four customers accounted for 60 percent and 70 percent, respectively. The Company believes that its relationship with each of these customers is strong and believes that they will purchase comparable or increasing volumes of the Company's products for the foreseeable future. There can be no assurance, however, that sales to these customers will not decrease or that these customers will not choose to replace the Company's products with those of competitors. The loss of any of these customers or a significant decrease in the volume of products purchased by them would have a material adverse effect on the Company.

NOTE 4  SUBSEQUENT EVENTS

Stock option exercises. Through April 30, 2000, the Company had received an additional $2.5 million in cash from the exercise of warrants and options to purchase 427,867 shares of common stock.

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

THREE MONTHS ENDED MARCH 31 (IN THOUSANDS, EXCEPT %)                         2000                      1999
                                                                      DOLLARS   PERCENT         DOLLARS   PERCENT
Product Sales
   Oral specimen collection devices.......................           $ 2,578       84%          $ 1,486      72%
   Western blot HIV confirmatory tests....................               416       13               499      24
   Other product sales....................................                51        2                88       4
                                                                     -------    -----           -------     ---
                                                                       3,045       99             2,073     100%
Grants and contracts......................................                32        1                 -       -
                                                                     -------    -----           -------     ---
                                                                     $ 3,077      100%          $ 2,073     100%

SIX MONTHS ENDED MARCH 31 (IN THOUSANDS, EXCEPT %)                          2000                       1999
                                                                      DOLLARS   PERCENT         DOLLARS   PERCENT
Product sales
   Oral specimen collection devices.......................           $ 4,708       83%          $ 3,005      70%
   Western blot HIV confirmatory tests....................               815       14             1,165      27
   Other product sales....................................               106        2               147       3
                                                                     -------    -----           -------     ---

                                                                       5,629       99             4,317     100
Grants and contracts......................................                75        1                 -       -
                                                                     -------    -----           -------     ---
                                                                     $ 5,704      100%          $ 4,317     100%

Revenues. Total product sales increased by $972,000 or 47 percent in the current quarter as compared to the first quarter of fiscal 1999. This increase was primarily a result of expanded sales volume of Epitope's lead product, the OraSure oral specimen collection device, which increased by $1,092,000 or 73 percent in the current quarter as compared to the first quarter of fiscal 1999. Total product sales revenues increased from the first quarter of fiscal 2000 by $460,000 or 18 percent primarily as a result of growth in the life insurance and international testing markets.

OraSure device and other product sales into the public health markets in the quarter ended March 31, 2000 totaled $720,000 or 24 percent of product sales as compared to $458,000 or 21 percent in the same period of fiscal 1999, and $1,684,000 or 30 percent of product sales as compared to $1,032,000 or 23 percent in the comparable six month periods. The life insurance testing market in the second quarter of fiscal 2000 contributed $1,688,000 or 55 percent of total product sales for the period as compared to $988,000 or 48 percent in the first quarter of fiscal 1999, and $2,767,000 or 49 percent of product sales as compared to $1,890,000 or 44 percent in the comparable six month periods. Sales into international markets in the current quarter were $153,000 or 5 percent of product sales as compared to $128,000 or 6 percent of product sales in the same quarter of fiscal 1999, and $294,000 or 5 percent of product sales as compared to $231,000 or 6 percent in the comparable six month periods.

Sales of the Company's Western blot HIV confirmatory tests decreased by $83,000 or 17 percent in the current quarter as compared to the first quarter of fiscal 1999, and $350,000 or 30 percent in the comparable six month periods. With reduced sales of Western blot HIV confirmatory tests to Organon Teknika, and OraSure sales to a broader customer base, the total sales to the Company's top 4 customers decreased to 66 percent of total sales in the second quarter of fiscal 2000. See "Customer Concentration" in Note 3 to the Consolidated Financial Statements, "Segment and Geographic Area Information."

Fiscal year sales are anticipated to rise in 2000, compared to fiscal year 1999. However, sales may be affected by economic factors and seasonality of certain market segments. Expectations for future sales are based primarily on forecasts provided to the Company by individual customers rather than firm orders, as many of the customers in the public health and international markets do not have ongoing purchase commitments with the Company.

Grant and contract revenues increased by $32,000 or 100 percent in the current quarter as compared to the first quarter of fiscal 1999, and by $75,000 for the comparable six month periods due to funding from the grant provided by the National Institutes for Health (NIH) for the development of a syphilis test. Phase I of the grant contract has been completed and the request to begin Phase II has been made.

Gross Margin. Gross margin on product sales was 61 percent in the second quarter of fiscal 2000 compared to 67 percent in the comparable period of fiscal 1999. For the comparable six month periods the gross margins were 60 percent and 65 percent, respectively. The decline in gross margin is primarily attributable to decreases in sales and production volumes of the Western blot HIV confirmatory tests.

Operations. Operation expenses decreased by $64,000 or 14 percent in the current quarter as compared to last year's second quarter and decreased $11,000 or 1% in the comparable six month periods. The decrease is due to cost management and a more stable employee base.

Research and Development Expenses. Research and development expenses increased by $177,000 or 30% as compared to the second quarter of fiscal 1999, and by $176,000 or 16 percent for the comparable six month periods. R&D expenses for fiscal year 2000 are expected to exceed the 1999 level as spending for the syphilis test and clinical trials for OraQuick are planned, although some of this increased expense will be offset by grant funding.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of fiscal 2000 increased by $471,000 or 38 percent as compared to last year's second quarter, and by $429,000 or 17 percent for the comparable six month periods. The increases were primarily a result of costs associated with the hiring the Company's chief executive officer and nearly $260,000 in payroll taxes on the exercise of employee stock options. Also see Liquidity and Capital Resources and Note 2 to the Consolidated Financial Statements, "Exercise of Options and Warrants."

LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                                                       3/31/00             9/30/99
Cash and cash equivalents..............................................             $   7,460           $  1,076
Marketable securities..................................................                 3,977              4,533
Working capital........................................................                13,841              6,887

Net cash flows used in operating activities increased by $415,000 compared to the six month period in fiscal 1999. The total of cash and cash equivalents plus marketable securities increased by $6.5 million during the quarter due primarily to the exercise of options and warrants to purchase common stock. The Company received proceeds of $5.1 million from the exercise of options to purchase common stock and $3.3 million from the exercise of warrants to purchase common stock during the quarter. During April 2000, the Company received an additional $2.5 million in cash from the exercise of warrants and options to purchase 427,867 shares of common stock.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 5.  OTHER INFORMATION

As discussed in the December 31, 1999 Quarterly  Report on Form 10-Q,  Robert D.
Thompson, 38, was appointed as the Company's president and chief executive officer in January 2000. Prior to joining the Company, Mr. Thompson was chief operating officer and chief financial officer at LabOne, Inc. (Nasdaq NM: LABS), a Kansas City, Missouri-based insurance testing laboratory.

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



                                            EPITOPE, INC.



May 5, 2000                                 /S/CHARLES E. BERGERON
-------------------------------------       ------------------------------------
Date                                        Charles E. Bergeron
                                            Chief Financial Officer
                                            (Principal Financial Officer)


May 5, 2000                                 /S/THEODORE R. GWIN
-------------------------------------       ------------------------------------
Date                                        Theodore R. Gwin
                                            Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX


27.    Financial Data Schedule