Form 10-Q
period 2000-06-30
EPITOPE INC/OR/
filed 2000-08-08
CIK 801555

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              ---------------------


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2000
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ---- to -----.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, no par value, outstanding as of June 30, 2000:
16,708,751

                          PART I. FINANCIAL INFORMATION

                                                                                              PAGE NO.
                                                                                              --------
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited)
         and September 30, 1999.........................................................          2
     Condensed Consolidated Statements of Operations (unaudited) for the
         three months and nine months ended June 30, 2000 and 1999......................          3
     Condensed Consolidated Statements of Changes in Shareholders' Equity
         (unaudited) for the three months and nine months ended June 30, 2000...........          4
     Condensed Consolidated Statements of Cash Flows (unaudited) for the nine
         months ended June 30, 2000 and 1999............................................          5

     Notes to Condensed Consolidated Financial Statements (unaudited)...................          6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS .........................................................          9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................         11


                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION..............................................................         12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................         14

EPITOPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30, 2000        SEPTEMBER 30, 1999
                                                           (Unaudited)
ASSETS

Current assets
Cash and cash equivalents..................                $  7,735,883            $ 1,075,898
Marketable securities......................                   7,828,048              4,532,594
Trade accounts receivable, net ............                   1,573,002              1,489,884
Other receivables..........................                     368,422                 73,356
Inventories (Note 2) ......................                   1,247,648              1,504,050
Prepaid expenses...........................                     593,755                329,958
                                                           ------------            -----------
                                                             19,346,758              9,005,740

Property and equipment, net................                   1,724,296              1,030,595
Patents and proprietary technology, net ...                     353,327                487,085
Other assets and deposits..................                     172,555                170,895
                                                           ------------            -----------
                                                           $ 21,596,936            $10,694,315



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable...........................                $    351,889            $   474,713
Salaries, benefits and other accrued
  liabilities..............................                   1,505,069              1,643,573
                                                           ------------            -----------
                                                              1,856,958              2,118,286

Commitments and contingencies..............                           -                      -

Shareholders' equity (Notes 2 and 4)
Contributed capital........................                 127,630,583             114,827,231
Accumulated deficit........................                (107,890,605)           (106,251,202)
                                                           ------------            ------------
                                                             19,739,978               8,576,029

                                                           $ 21,596,936            $ 10,694,315

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               JUNE 30                           JUNE 30
                                                          2000          1999               2000           1999
Revenues
Product sales ..............................        $  3,355,260   $   2,687,923      $  8,984,602   $   7,005,252
Grants and contracts .......................              42,602               -           117,119              59
                                                    ------------   -------------      ------------   -------------
                                                       3,397,862       2,687,923         9,101,721       7,005,311

Costs and expenses
Product costs ..............................           1,247,561       1,083,669         3,483,775       2,595,989
Operations..................................             558,911         485,183         1,374,662       1,312,384
Research and development costs .............             900,800         559,085         2,209,888       1,691,843
Selling, general and administrative expenses           1,721,570       1,388,778         4,658,354       3,896,259
                                                    ------------   -------------      ------------   -------------
                                                       4,428,842       3,516,715        11,726,679       9,496,475

Loss from operations .......................          (1,030,980)       (828,792)       (2,624,958)     (2,491,164)

Other income (expense), net
Interest income.............................             214,498          66,426           389,902         206,942
Interest expense............................                 (93)           (431)             (333)           (963)
Other, net..................................             600,061          (1,151)          595,986         (11,743)
                                                    ------------   -------------      ------------   -------------
                                                         814,466          64,844           985,555         194,236

Net loss....................................        $   (216,514)  $    (763,948)     $ (1,639,403)  $  (2,296,928)




Basic and diluted net loss per share........        $      (0.01)  $       (0.05)     $      (0.11)    $     (0.17)


Weighted average number of shares outstanding         16,444,000      14,065,991        15,249,290      13,888,087

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
   SHAREHOLDERS' EQUITY

                                                          COMMON STOCK                 ACCUMULATED
                                                     SHARES           DOLLARS             DEFICIT          TOTAL

BALANCES AT SEPTEMBER 30, 1999.................     14,245,097      $114,827,231    $(106,251,202)      $ 8,576,029
Common stock issued upon
  exercise of options..........................         12,846            58,250                -            58,250
Common stock issued as
  matching savings plan contributions..........          2,691            17,492                -            17,492
Common stock issued under Employee
  Stock Purchase Plan..........................          1,253             4,197                -             4,197
Compensation expense for
  stock option grants..........................              -            80,108                -            80,108
Net loss for the quarter.......................              -                 -         (513,425)         (513,425)
                                                    ----------      ------------    -------------       -----------
BALANCES AT DECEMBER 31, 1999 (UNAUDITED)......     14,261,887      $114,987,278    $(106,764,627)      $ 8,222,651

Common stock issued upon
  exercise of options..........................      1,143,944         5,071,383                -         5,071,383
Common stock issued upon
  exercise of warrants.........................        551,700         3,262,202                -         3,262,202
Common stock issued as
  matching savings plan contributions..........          2,193            20,559                -            20,559
Common stock issued under Employee
  Stock Purchase Plan..........................          5,195            24,838                -            24,838
Compensation expense for
  stock option grants..........................              -            28,373                             28,373
Expenses related to equity issuance............              -           (72,145)               -           (72,145)
Net loss for the quarter.......................              -                 -         (909,464)         (909,464)
                                                    ----------      ------------    -------------       -----------
BALANCES AT MARCH 31, 2000 (UNAUDITED).........     15,964,919      $123,322,488    $(107,674,091)      $15,648,397

Common stock issued upon
  exercise of options..........................         68,698           257,897                -           257,897
Common stock issued upon
  exercise of warrants.........................        672,267         3,975,115                -         3,975,115
Common stock issued as
  matching savings plan contributions..........          1,345            18,495                -            18,495
Common stock issued under Employee
  Stock Purchase Plan..........................          1,522             5,024                -             5,024
Compensation expense for
  stock option grants..........................              -            59,451                -            59,451
Expenses related to equity issuance............                           (7,887)               -            (7,887)
Net loss for the quarter.......................              -                 -         (216,514)         (216,514)
                                                    ----------      ------------    -------------       -----------
BALANCES AT JUNE 30, 2000 (UNAUDITED)..........     16,708,751      $127,630,583    $(107,890,605)      $19,739,978

EPITOPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED JUNE 30                                                             2000                   1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $(1,639,403)          $(2,296,928)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................               445,840               476,598
Loss on disposition of assets..........................................                   140                12,818
(Increase) decrease in accounts receivable and other receivables ......              (378,184)              372,917
Decrease (increase) in inventories ....................................               256,402              (446,666)
Decrease in prepaid expenses ..........................................              (263,797)              (17,617)
Decrease in accounts payable and accrued liabilities ..................              (261,328)             (352,888)
Common Stock issued as compensation for services.......................                     -                54,874
Compensation expense for stock option grants and
   deferred salary increases ..........................................               167,932               245,518
Other, net ............................................................                49,913                     -
                                                                                  -----------           -----------
Net cash used by operating activities..................................            (1,622,485)           (1,951,374)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities ...................................           (14,714,570)           (8,053,210)
Proceeds from sale of marketable securities ...........................            11,419,116             7,994,206
Additions to property and equipment ...................................              (979,486)             (552,412)
Expenditures for patents and proprietary technology ...................               (26,437)             (119,692)
Investment in affiliated companies.....................................               (51,573)              (14,910)
                                                                                  -----------           -----------
Net cash used by investing activities..................................            (4,352,950)             (746,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ................................            12,635,420             2,441,526
                                                                                  -----------           -----------
Net cash provided by financing activities..............................            12,635,420             2,441,526

Net increase (decrease) in cash and cash equivalents ..................             6,659,985              (255,866)
Cash and cash equivalents at beginning of period ......................             1,075,898             1,164,275
                                                                                  -----------           -----------

Cash and cash equivalents at end of period                                       $  7,735,883       $       908,409

                                                                          Page 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1   THE COMPANY

Epitope, Inc. (Epitope or the Company) develops, manufactures and markets oral specimen collection devices and diagnostic products using its proprietary oral fluid technologies. These products are sold to public and private-sector clients in the United States and certain foreign countries. The Company's primary focus is on the detection of antibodies to the Human Immunodeficiency Virus (HIV), the cause of Acquired Immune Deficiency Syndrome (AIDS). The Company's technology is also being used to test for drugs-of-abuse and other analytes. Commercial distribution of the Company's oral specimen collection device as part of a test for the five major drugs-of-abuse began in February 2000.

The interim condensed consolidated financial statements included herein are unaudited; however, in the opinion of the Company's management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. Results of operations for the period ended June 30, 2000 are not necessarily indicative of the results of operations expected for the full fiscal year.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements include the accounts of the Company and its joint venture subsidiary, Epitope KK, in Japan, which has been accounted for under the equity method.

Inventories.  Inventory components are summarized as follows:                    06/30/00               9/30/99
                                                                                (Unaudited)

Raw materials.........................................................       $    253,035          $    360,806
Work-in-process.......................................................            422,744               441,952
Finished goods .......................................................            571,869               701,292
                                                                             ------------             ---------
                                                                             $  1,247,648          $  1,504,050

Net Loss Per Share. Basic and diluted loss per share has been computed using the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock consists of the number of shares issuable upon exercise of outstanding warrants and options less the number of shares assumed to have been purchased for the treasury with the proceeds from such exercise. Potential common stock is excluded from the computation if its effect is anti-dilutive. Basic and diluted net income (loss) per share are the same for the comparable three month and nine-month periods ended June 30, 2000 and 1999. Shares of potential common stock that were not included in the calculation of diluted loss per share as they were anti-dilutive are as follows:

                                   THREE MONTHS ENDED JUNE 30,        NINE MONTHS ENDED JUNE 30,
                                      2000               1999            2000               1999

       Number of Shares..........  1,955,597           354,567         2,030,825          446,762

Exercise of Options and Warrants. During the quarter ended June 30, 2000, 68,698 shares of common stock were issued for the exercise of employee stock options, and 672,267 shares of common stock were issued for the exercise of warrants. Proceeds from the exercise of options and warrants were $257,987 and $3,975,115, respectively. Equity issuance costs of $7,887 for commissions and fees related to the exercise of common stock warrants were deducted from the proceeds during the quarter. Employer payroll taxes related to the exercise of employee stock options during the quarter, charged to general and administrative expenses, were $10,981.

Statement of Cash Flows. Cash paid for interest approximated interest expense in the quarters ended June 30, 2000 and 1999. No cash was paid for income taxes in
fiscal  2000  or  1999.   Compensation   expense  related  to  the  issuance
of compensatory equity securities, which also represents non-cash transactions, amounted to $167,932 and $245,518 in the first nine months of fiscal 2000 and 1999, respectively.

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

Advertising and Promotional Expenses. Advertising and promotional costs are expensed as incurred. For the nine months ended June 30, 2000 and 1999, advertising and promotional expenses were $305,413 and $86,742, respectively.

Revenue Recognition. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on our financial position or results of operations. The Company recognizes revenues from sales to distributors and customers only when the related products are shipped. The Company has not granted price protection rights or rights of return to any customers, including distributors. Shipments to foreign distributors are made only when cash is received in advance or when a letter of credit is provided.

Valuation of Long-Lived Assets. Long-lived assets such as property, plant and equipment, patents, investments and software are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future discounted cash flows (fair value) is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset.

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

IN THOUSANDS

FOR THE NINE MONTHS ENDED                                  REVENUES         OPERATING LOSS       IDENTIFIABLE ASSETS
JUNE 30,                                                 2000    1999         2000    1999         2000     1999
GEOGRAPHIC AREA
   United States.....................................   $8,599   $6,741    $(1,639)  $(2,297)    $21,597   $10,449
   Canada............................................        9        5          -         -           -         -
   Asia..............................................      337      215          -         -           -         -
   Latin America.....................................        -        6          -         -           -         -
   Europe............................................       39       36          -         -           -         -
   Other.............................................        1        2          -         -           -         -
                                                        ------   ------    -------   -------     -------   -------
                                                        $8,985   $7,005    $(1,639)  $(2,297)    $21,597   $10,449

Customer Concentration. In the third quarter of fiscal 2000 four customers accounted for 64 percent of product revenues as compared to 72 percent for the same quarter of fiscal 1999. For the nine-month periods ended June 30, 2000 and 1999 the same four customers accounted for 61 percent and 71 percent, respectively. The Company believes that its relationship with each of these customers is strong and believes that they will purchase comparable or increasing volumes of the Company's products for the foreseeable future. There can be no assurance, however, that sales to these customers will not decrease or that these customers will not choose to replace the Company's products with those of competitors. The loss of any of these customers or a significant decrease in the volume of products purchased by them would have a material adverse effect on the Company.


NOTE 4  INCOME TAXES

The federal and state net operating loss carryforwards at September 30, 1999 available to offset future taxable income will expire as follows:

                                                                           LOSS CARRYFORWARDS
YEAR OF EXPIRATION                                                    FEDERAL               OREGON
      2000...................................................      $   100,000           $   200,000
      2001...................................................          300,000                31,000
      2002...................................................          666,000                     -
      2003...................................................        2,278,000             2,106,000
      2004...................................................        2,360,000             2,206,000
      2005...................................................        1,993,000             1,914,000
      2006...................................................        6,100,000             5,643,000
      2007...................................................        6,378,000             5,788,000
      2008...................................................        5,370,000             4,671,000
      2009...................................................        3,459,000             4,430,000
      2010...................................................        7,053,000             6,275,000
      2011...................................................          796,000               796,000
      2012...................................................        7,731,000             7,731,000
      2013...................................................        3,699,974             3,699,974
      2014...................................................        4,077,136             4,077,136
                                                                   -----------           -----------
                                                                   $52,361,110           $49,568,110

NOTE 5   PROPOSED MERGER

On May 8, 2000, Epitope announced that the Company had signed a definitive merger agreement dated as of May 6, 2000, with STC Technologies, Inc., a privately-held company based in Bethlehem, Pennsylvania. On June 14, 2000, Epitope filed a Registration Statement on Form S-4 under the name OraSure Technologies, Inc., in connection with the proposed merger. Merger related costs incurred during the quarter of $334,272 have been recorded as prepaid expenses and will be charged to expense immediately following the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could be quite different from those expressed or implied by the forward-looking statements. Factors that could affect results include: loss of key personnel; failure to comply with regulations of the FDA or other regulatory agencies; obstacles to international marketing of the Company's products; loss or impairment of sources of capital; ability of the Company to develop product distribution channels; ability of the Company to develop new products; development of competing products; market acceptance of oral fluid testing products; and changes in federal or state law or regulations. These factors are discussed more fully under "Forward-Looking Statements; Risk Factors" in Item 1 and elsewhere in the Company's Annual Report on Form 10-K. Although forward-looking statements help to provide complete information about the Company, readers should keep in mind that forward-looking statements are much less reliable than historical information. Readers are cautioned not to place undue reliance on the forward-looking statements.

RESULTS OF OPERATIONS

The table below shows the amount (in thousands) and percentage of Epitope's total revenue contributed by each of its principal products and by grants and contracts.

THREE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)                          2000                      1999
                                                                      DOLLARS   PERCENT         DOLLARS   PERCENT
Product Sales
   Oral specimen collection devices.......................            $2,864       84%          $2,196       82%
   Western blot HIV confirmatory tests....................               470       14              479       18
   Other product sales....................................                21        1               13        0
                                                                      ------      ---           ------      ---
                                                                       3,355       99            2,688      100%
Grants and contracts......................................                43        1                -        -
                                                                      ------      ---           ------      ---
                                                                      $3,398      100%          $2,688      100%

NINE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)                          2000                       1999
                                                                      DOLLARS   PERCENT         DOLLARS   PERCENT
Product sales
   Oral specimen collection devices.......................            $7,572       83%          $5,201      74%
   Western blot HIV confirmatory tests....................             1,285       14            1,644      23
   Other product sales....................................               127        2              160       2
                                                                      ------      ---           -------    ---

                                                                       8,984       99            7,005     100
Grants and contracts......................................               118        1                -       -
                                                                      ------      ---           -------    ---
                                                                      $9,102      100%          $7,005     100%

Revenues. Total product sales increased by $667,000 or 25 percent in the current quarter as compared to the third quarter of fiscal 1999. This increase was primarily a result of expanded sales volume of Epitope's lead product, the OraSure oral specimen collection device, which increased by $668,000 or 30 percent in the current quarter as compared to the third quarter of fiscal 1999. Total product sales increased from the second quarter of fiscal 2000 by $311,000 or 10 percent primarily as a result of growth in the life insurance and public health testing markets.

OraSure device and other product sales into the public health markets in the quarter ended June 30, 2000 totaled $898,000 or 27 percent of product sales as compared to $672,000 or 25 percent in the same period of fiscal 1999, and $2.6 million or 29 percent of product sales as compared to $1.7 million or 24 percent in the comparable nine-month periods. The life insurance testing market in the third quarter of fiscal 2000 contributed $1.8 million or 52 percent of total product sales for the period as compared to $1.5 million or 56 percent in the third quarter of fiscal 1999, and $4.5 million or 50 percent of product sales as compared to $3.4 million or 49 percent in the comparable nine-month periods. Sales into international markets in the current quarter were $119,000 or 4 percent of product sales as compared to $28,000 or 1 percent of product sales in the same quarter of fiscal 1999, and $413,000 or 5 percent of product sales as compared to $259,000 or 4 percent in the comparable nine-month periods.

Sales of the Company's Western blot HIV confirmatory tests decreased by $9,000 or 2 percent in the current quarter as compared to the third quarter of fiscal 1999, and $359,000 or 22 percent in the comparable nine-month periods. With reduced sales of Western blot HIV confirmatory tests to Organon Teknika Corporation, and OraSure sales to a broader customer base, the total sales to the Company's top four customers decreased to 64 percent of total sales in the third quarter of fiscal 2000. See "Customer Concentration" in Note 3 to the Consolidated Financial Statements, "Segment and Geographic Area Information."

Sales for the full fiscal year are anticipated to continue to rise, compared to fiscal year 1999. However, sales may be affected by economic factors and seasonality of certain market segments. Expectations for future sales are based primarily on forecasts provided to the Company by individual customers rather than firm orders, as many of the customers in the public health and international markets do not have ongoing purchase commitments with the Company.

Grant and contract revenues increased by $43,000 or 100 percent in the current quarter as compared to the third quarter of fiscal 1999, and by $117,000 for the comparable nine-month periods due to funding from the grant provided by the National Institutes for Health (NIH) for the development of a syphilis test. Phase I of the grant contract has been completed and the application for Phase II has been submitted.

Gross Margin. Gross margin on product sales was 63 percent in the third quarter of fiscal 2000 compared to 60 percent in the comparable period of fiscal 1999. For the comparable nine-month periods the gross margins were 61 percent and 63 percent, respectively. The increase in gross margin during the quarter is primarily attributable to increases in sales and production volumes of OraSure, the Company's oral fluid collection device.

Operations. Operation expenses increased by $74,000 or 15 percent in the current quarter as compared to last year's third quarter and increased $62,000 or 5 percent in the comparable nine-month periods. The increase is due to costs associated with regulatory compliance and establishing production capabilities for the OraQuick rapid assay product.

Research and Development Expenses. Research and development expenses increased by $342,000 or 61 percent as compared to the third quarter of fiscal 1999, and by $518,000 or 31 percent for the comparable nine-month periods because of heavy emphasis on the new OraQuick product. R&D expenses are expected to increase in the fourth quarter of fiscal 2000 as clinical trials for OraQuick have begun. Spending for syphilis test development will be offset by grant funding.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of fiscal 2000 increased by $333,000 or 24 percent as compared to last year's third quarter, and by $762,000 or 20 percent for the comparable nine-month periods. The increase for the quarter was primarily a result of costs to develop and establish foreign markets for OraQuick, which was launched at the XIII International AIDS Conference in Durban, South Africa in early July. These costs, costs associated with the hiring the Company's chief executive officer, and payroll taxes on the exercise of employee stock options accounted for the increase in the nine-month period.

Other Income. During the third quarter, members of Andrew and Williamson Sales, Co. (A&W) management personally negotiated to buy the A&W preferred stock the Company had received as part of a settlement with A&W in 1997. The Company received $600,000 for the preferred stock which had been carried at zero value due to circumstances surrounding A&W's financial condition at the time the stock was received in 1997. See Note 3 "Discontinued Operations" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 for more information regarding A&W.

LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)                                                                        6/30/00             9/30/99
Cash and cash equivalents..............................................           $     7,736           $  1,076
Marketable securities..................................................                 7,828              4,533
Working capital........................................................                17,490              6,887

Net cash used by operating activities decreased by $329,000 compared to the nine-month period in fiscal 1999. The total of cash and cash equivalents plus marketable securities increased by $4.1 million during the quarter due primarily to the exercise of options and warrants to purchase common stock. During the quarter, the Company received proceeds of $4.0 million from the exercise of warrants to purchase common stock, $600,000 from the sale of A&W preferred stock, and $258,000 from the exercise of options to purchase common stock. The Company spent $578,000 to acquire automated manufacturing equipment for OraQuick in the third quarter.

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

PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

Merger Agreement. On May 8, 2000, Epitope announced that the Company had signed a definitive merger agreement dated as of May 6, 2000, with STC Technologies, Inc., a privately-held company based in Bethlehem, Pennsylvania. The agreement has been approved by the board of directors of each company, and is subject to typical terms and conditions, including a vote of Epitope and STC shareholders expected to take place in September 2000.

On June 14, 2000, Epitope filed with the Securities and Exchange Commission a Registration Statement on Form S-4 under the name OraSure Technologies, Inc., in connection with the proposed merger. Epitope plans to file amendments to the Registration Statement and when completed mail a Proxy Statement/Prospectus containing substantially all of the information in the Registration Statement to Epitope and STC shareholders in advance of the meetings of shareholders to approve the merger. Investors and security holders are urged to read the Registration Statement and the Proxy Statement/Prospectus carefully because they contain important information regarding the merger. You may obtain free copies of these documents when they are available through the web site maintained by the Securities and Exchange Commission at http://www.sec.gov.

OraQuick  Rapid HIV Test.  On June 23, 2000,  Epitope  received  approval for an
Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) authorizing Epitope to begin formal clinical trials for OraQuick. The OraQuick device is the Company's new rapid test designed to test either an oral fluid, whole blood or serum/plasma sample for the presence of antibodies against HIV within 20 minutes. The IDE calls for testing approximately 7,000 samples at approximately 20 sites in the United States and Cote d'Ivoire, West Africa to support a Pre-market Application (PMA) for approval to sell OraQuick in the U.S. market. Clinical trials are set to begin in August, 2000. It is anticipated that the PMA will be submitted in January, 2001.

The Company is also conducting an extensive OraQuick evaluation program with organizations around the world. Studies are nearing completion at the Thai Red Cross in Bangkok, Thailand and at the University of Natal, Durban, South Africa. The Centers for Disease Control and Prevention (CDC) are continuing a long-term study of more than 6,000 high-risk subjects in Los Angeles. A U.S. Army study of more than 12,000 subjects continues at the Walter Reed Army Hospital. Studies are also scheduled to begin in the fall in Peru (conducted by University of Washington), Trinidad (CDC), seven Central American countries (USAID), Uganda (Uganda Virus Research Institute), Malawi (CDC), and Botswana (CDC). These studies are expected to demonstrate the accuracy of OraQuick testing in many countries where diverse HIV subtypes exist.

The overall sales potential, and the specific countries in which the Company will be able to sell its OraQuick rapid HIV test, will be affected by whether it can arrange a sublicense or distribution agreement, related to the patent for detection of the HIV-2 virus. HIV-2 is a type of the HIV virus estimated to represent less than 2 percent of known HIV cases worldwide. Nevertheless, HIV-2 is considered to be an important component in the testing regimen for HIV in many markets. In addition, a patent on the detection of HIV-2 is in force in most of the countries of North America and Western Europe, and in Japan, Korea and South Africa. Access to a license for HIV-2 may be necessary to sell HIV-2 tests in countries where this patent is registered, or to manufacture in those same countries and sell into non-patent markets. Since the HIV-2 patent is registered in the United States, the Company would be restricted from manufacturing the HIV-1/2 version of its OraQuick product in the U.S. and selling into other countries, even if the HIV-2 patent was not registered in those other countries. The Company believes that the HIV-2 patent is not in force in Sub-Saharan Africa (except South Africa), India, Pakistan, People's Republic of China, Thailand, Russia and Eastern European countries.

The importance of HIV-2 differs by country, and can be affected by both regulatory requirements and by competitive pressures. In most countries, any product used to screen the blood supply will require the ability to detect HIV-2, although the OraQuick product has not been intended for that market purpose. In other markets, including the United States, a test which can detect only the more prevalent HIV-1 type is generally considered sufficient, except in testing related to the blood supply. Because the competitive situation in each country will be affected by the availability of other testing products as well as the country's regulatory environment, the Company may be at a competitive disadvantage in some markets without an HIV-2 product even if it's not required by regulations.

The Company is pursuing several alternatives to address this situation. Whichever alternative is ultimately chosen will affect the overall potential timing and amount of revenue from the OraQuick product. The first alternative is to negotiate an agreement with a company which holds an HIV-2 license, and to manufacture an HIV-2 version of the OraQuick product in the U.S. for domestic use and for export to other countries. This alternative would provide wide market access, but may require distribution through the license holder to some countries and royalty payments related to the HIV-2 license. A second alternative is to sell an OraQuick HIV-1 version in markets such as the United States, which do not require HIV-2 for most diagnostic testing, and to export this version to other countries, which do not require HIV-2 detection. The third alternative is to sell an HIV-1 version of OraQuick in the U.S. market, and to manufacture an OraQuick HIV-1/2 version in a country where the HIV-2 patent is not in force, for export to countries where market pressures require an HIV-1/2 test. Both the second and third alternatives could delay introduction of the OraQuick test into the U.S. market.

Hepatitis C Test. On June 26, 2000, Epitope and LabOne, Inc. signed an agreement to jointly develop and commercialize a laboratory-based oral fluid screening test for Hepatitis C antibodies. The new test will feature Epitope's OraSure(R) oral fluid collection device, which is currently used to test for HIV-1 antibodies and for five common drugs of abuse. The agreement covers both U.S. and international markets.

LabOne will financially contribute toward outside development and clinical study costs, and will provide laboratory-testing services with the goal of obtaining FDA approval for use in the public health markets in a year. LabOne will be the exclusive laboratory for oral fluid screening of Hepatitis C antibodies for U.S. customers using the new test for five years.

FDA Inspection. Epitope's Western blot product and its medical devices must be manufactured in compliance with the FDA's "good manufacturing practices" (GMP) regulations. In June 2000, the FDA issued observations of deficiencies following an inspection of Epitope's manufacturing facilities, stating the FDA's view that Epitope's products are not manufactured in compliance with GMP regulations. The FDA had previously issued a warning letter in June 1998, and observations of deficiencies in January 1999. The FDA has questioned Epitope's compliance with GMP regulations in areas such as process validation, purchasing controls, complaint handling, and equipment controls. Epitope has undertaken a substantial review of its manufacturing, and has either already made changes or has plans to make changes, to satisfy the FDA with respect to its GMP compliance. These plans were communicated to the FDA in a meeting in March 2000 and in a written reply to the agency in June 2000. There is a risk that the FDA will not be satisfied by Epitope's efforts. If the FDA is not satisfied, it could issue another warning letter, or take other enforcement action intended to force Epitope to stop manufacturing its products until the FDA believes Epitope is in compliance with GMP requirements. Also, although the FDA has recently granted Epitope permission to obtain certificates needed for export of products, the FDA could refuse export permission in the future if the agency determines that Epitope's progress toward GMP compliance is not sufficient.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibits are listed on the attached exhibit index following the signature page of this report.

(b)      Reports on Form 8-K

On May 10, 2000, the Company filed a Current Report on Form 8-K dated May 6, 2000, to report under Item 5 the signing of a definitive merger agreement with STC Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EPITOPE, INC.



August 8, 2000                          /S/CHARLES E. BERGERON
--------------------------------           -------------------------------------
Date                                    Charles E. Bergeron
                                        Chief Financial Officer
                                        (Principal Financial Officer)


August 8, 2000                          /S/THEODORE R. GWIN
--------------------------------           -------------------------------------
Date                                    Theodore R. Gwin
                                        Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


27.    Financial Data Schedule